Form 10QSB
period 2001-06-30
BBC GRAPHICS OF PALM BEACH INC
filed 2001-08-27
CIK 1131675

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        June 30, 2001
                                         ------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                        Commission file number 333-58326

                        BBC GRAPHICS OF PALM BEACH, INC.
                 (Name of Small Business Issuer in Its Charter)

         FLORIDA                                                65-0924471
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                 4301 Oak Circle, Suite 25 Boca Raton, FL 33431
               (Address of Principal Executive Offices)(Zip Code)

                                 (561) 417-3021
                (Issuer's Telephone Number, Including Area Code)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,976,000 shares of Common Stock as of August 15, 2001.

                        BBC Graphics of Palm Beach, Inc.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheet (unaudited) - June 30, 2001 ..........................1

Condensed Statements of Operations (unaudited) for
the Three and Nine Months Ended June 30, 2001 and 2000 .......................2

Condensed Statements of Cash Flows (unaudited) for the Nine
Months Ended June 30, 2001 and 2000...........................................3

Notes to Condensed Financial Statements ....................................4-5

Item 2.  Management's Discussion and Analysis of
Financial Conditions And Results of Operations .............................6-7

PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K ...................................8

Signatures ...................................................................9

                                      BBC GRAPHICS OF PALM BEACH, INC.
                                         Condensed Balance Sheet
                                              June 30, 2001
                                               (Unaudited)

   ASSETS



         Current assets:
             Cash                                                                     $ 11,070
             Accounts receivable                                                        43,769
             Due from shareholder                                                       20,884
                                                                                      ---------
                    Total current assets                                                75,723
                                                                                      ---------

         Property and equipment, net                                                    22,275
                                                                                      ---------
         Other assets:
             Deposits                                                                    3,219
                                                                                      ---------

                    Total assets                                                      $101,217
                                                                                      =========


                    LIABILITIES AND STOCKHOLDER'S EQUITY

         Current liabilities:
             Accounts payable                                                         $ 19,668
             Obligations under capital leases                                            1,099
                                                                                      ---------
                    Total current liabilities                                           20,767
                                                                                      ---------

         Long-term liabilities:
             Obligations under capital leases                                           14,566
                                                                                      ---------

         Commitments and contingencies

         Stockholder's equity:
             Preferred stock, $0.001 par value; 3,000,000
               shares authorized, none outstanding                                           -
             Common stock, $0.001 par value; 100,000,000
               shares authorized; 26,976,000 shares
               issued and outstanding                                                   26,976
             Additional paid in capital                                                145,782
             Accumulated deficit                                                      (106,874)
                                                                                      ---------
                    Total stockholder's equity                                          65,884
                                                                                      ---------

                    Total liabilities and stockholder's equity                        $101,217
                                                                                      =========



                    See accompanying notes to condensed financial statements.

                                                  BBC GRAPHICS OF PALM BEACH, INC.
                                                Condensed Statements of Operations
                                     For the Three and Nine Months Ended June 30, 2001 and 2000
                                                              (Unaudited)

                                                         Three months ended June 30,               Nine months ended June 30,
                                                   ----------------------------------------  ---------------------------------------
                                                          2001                 2000                2001                 2000
                                                   -------------------  -------------------  ------------------  -------------------

      Net sales                                    $           63,044   $           40,235   $         199,535   $          154,784

      Costs of goods sold                                      24,221               17,979              83,822               71,384
                                                   -------------------  -------------------  ------------------  -------------------

      Gross profit                                             38,823               22,256             115,713               83,400

      General and administrative expenses                      56,730               15,594             155,153               71,719
                                                   -------------------  -------------------  ------------------  -------------------

      Income (loss) from operations                           (17,907)               6,662             (39,440)             11,681
                                                   -------------------  -------------------  ------------------  -------------------

      Interest expense                                            581                3,854               1,531                5,901
                                                   -------------------  -------------------  ------------------  -------------------

      Net income (Loss)                            $          (18,488)  $            2,808   $         (40,971)  $            5,780
                                                   ===================  ===================  ==================  ===================

      Earnings (loss) per share - basic
        and diluted                                $            (0.00)  $            (0.00)  $           (0.00)  $            (0.00)
                                                   ===================  ===================  ==================  ===================

      Weighted-average shares outstanding                  26,842,044           25,000,000          26,832,044           25,000,000
                                                   ===================  ===================  ==================  ===================


                                   See accompanying notes to condensed financial statements.

                                  BBC GRAPHICS OF PALM BEACH, INC.
                                 Condensed Statement of Cash Flows
                          For the Nine Months Ended June 30, 2001 and 2000
                                              (Unaudited)


                                                                  Nine months ended June 30,
                                                               ---------------------------------
                                                                    2001             2000
                                                               ---------------  ----------------
        Cash flows from operating activities:
           Net income (loss)                                   $      (40,971)  $         5,780
           Adjustments to reconcile net income (loss) to
             net cash used by operating activities:
              Depreciation and amortization                             5,706             3,918
              Imputed officer's compensation                           20,000            25,003
           Changes in assets and liabilities:
              (Increase) decrease in accounts receivable              (21,873)                -
              (Increase) decrease in security deposits                      -            (1,322)
              Increase (decrease) in accounts payable                  10,248            17,538
                                                               ---------------  ----------------
        Net cash provided by (used in) by operating activities        (26,890)           50,917
                                                               ---------------  ----------------

        Cash flows from investing activities:
           Purchase of property and equipment                          (8,127)          (19,261)
                                                               ---------------  ----------------
        Net cash (used in) investing activities                        (8,127)          (19,261)
                                                               ---------------  ----------------

        Cash flows from financing activities:
           Repayment of capital lease obligations                     (12,286)
           Proceeds from capital lease obligations                          -            36,127
           Due from shareholder                                        (2,524)          (59,784)
           Distributions                                              (16,992)           (3,740)
           Proceeds from issuance  of common stock                     89,500                 -
           Costs associated with issuance of common stock             (13,500)                -
                                                               ---------------  ----------------
        Net cash provided by (used in) financing activities            44,198           (27,397)
                                                               ---------------  ----------------

        Net increase in cash                                            9,181             4,259

        Cash at beginning of period                                     1,889                519
                                                               ---------------  ----------------

        Cash at end of period                                  $       11,070   $         4,778
                                                               ===============  ================





                           See accompanying notes to condensed financial statements.
                                                       3

BBC GRAPHICS OF PALM BEACH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NATURE OF BUSINESS

BBC Graphics of Palm Beach, Inc. (the "Company") was incorporated in the state of Florida and operates as a full-service nationwide advertising agency with an emphasis on graphic design. The Company's primary sources of revenues include design services such as corporate logo design, all types of printed collateral and displays.

Note 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending September 30, 2001. The condensed financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Registration Statement on Form SB-2, file number 333-58326, as declared effective by the Securities and Exchange Commission on July 13, 2001.

UNAUDITED INTERIM INFORMATION

The information presented as of June 30, 2001, and for the three and nine-month periods ended June 30, 2001, has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations for the three and nine months ended June 30, 2001 and 2000 and its cash flows for the nine months ended June 30, 2001 and 2000.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of normal trade receivables. The Company assesses the collectability of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. An allowance for doubtful accounts was not considered necessary as of June 30, 2001.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following:


                                                                 June 30, 2001
                                                              ------------------

     Furniture and fixtures                                   $           4,668
     Computer equipment                                                  60,557
     Printing machinery and equipment                                    52,722
                                                              ------------------
                Total property and equipment                            117,947
                Less: accumulated depreciation                          (95,672)
                                                              ------------------
                Property and equipment, net                   $          22,275
                                                              ==================

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from shareholder at June 30, 2001 consists of a non-interest bearing demand note arising from funds advanced by the Company on behalf of the stockholder.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but have not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

NOTE 6 - SUBSEQUENT EVENTS

In July 2001, the Company received an advance of $20,000 from its stockholder. The loan bears interest at 9% per annum and is payable one year from issuance.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in our registration statement on Form SB-2, as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. The following discussion and analysis should be read in conjunction with the unaudited financial statements contained in Part I, Item 1 and the related notes.

Results of operations for the three months and nine months ended June 30, 2001 and 2000.

Our net sales increased $22,809, or approximately 57%, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Net sales increased $44,751, or approximately 29%, for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. We attribute this increase in net sales to our efforts to grow our business which resulted in expanding our client base.

Our gross profit as a percentage of net sales increased to approximately 62% for the three months June 30, 2001 as compared to approximately 55% from the comparable three month period in 2000. Gross profit as a percentage of net sales increased to approximately 58% for the nine months June 30, 2001 as compared to approximately 53% from the comparable nine month period in 2000. This was a result of our efforts to focus on higher margin sales, such as graphic design services.

General and administrative expenses increased $41,136 during the three months ended June 30, 2001 from the comparable period in 2000 and $83,434 during the nine months ended June 30, 2001 from the comparable period in 2000. This is a result of the relocation of our office to its present location which resulted in increased rental expense, as well as certain one-time expenses for leasehold improvements. Included in general and administrative expenses is a non-cash expense of $20,000 and $25,313 for the nine months ended June 30, 2001 and 2000, respectively, which represents the value of services rendered to us by our president who was not otherwise compensated during these periods. While we did not pay cash compensation to her, we are required under generally accepted accounting principles to estimate the fair value of these services to us, and to include such estimation as an expense. Effective March 1, 2001 the president entered into a three-year employment agreement with us that provides for an annual compensation of $56,000. Finally, also included in general and administrative expenses for the nine months ended June 30, 2001 is approximately $40,000 of legal, accounting and printing costs associated with the filing of our registration statement on Form SB-2. These are one-time expenses and there were no comparable expenses during the nine months ended June 30, 2000.

Interest expense decreased $3,273 during the three months ended June 30, 2001 from the three months ended June 30, 2000 and decreased $4,370 during the nine months ended June 30, 2001 from the nine months ended June 30, 2000 as a result of the reduction of obligations under capital leases.

We reported a net loss of $(18,488) for the three months ended June 30, 2001 as compared to net income of $2,808 for the three months ended June 30, 2000. We reported a net loss of $(40,971) for the nine months ended June 30, 2001 as compared to net income of $5,780 for the nine months ended June 30, 2000. The net loss is primarily attributable to the increases in general and administrative expenses which were the result of the relocation to our current facilities. We believe that these additional expenses will be offset by continued, projected increases in our net sales for the balance of fiscal 2001 and beyond.

Liquidity and capital resources

Our working capital at June 30, 2001 was $54,946, an increase of approximately 282% from September 30, 2000. This increase is attributable to equity capital raised by us as described below.

Net cash used in operating activities was $26,890 for the nine months ended June 30, 2001 as compared to net cash provided by operating activities of $50,917 for the nine months ended June 30, 2000. This change reflected our net loss, increases in depreciation and amortization and accounts receivable, and a decrease in our accounts payable.

Net cash used in investing activities was $8,127 for the nine months ended June 30, 2001 as compared to $19,261 for the nine months ended June 30, 2000, as a result of purchases of property and equipment.

Net cash provided by financing activities for the nine months ended June 30, 2001 was $44,198 compared to net cash used in financing activities of $(27,397) for the nine months ended June 30, 2000. This increase was primarily attributable to proceeds from a private sale of our common stock, a reduction in capital lease obligations and a reduction in the amount due from the stockholder.

Since inception, we have primarily funded our operations through proceeds from private sales of our common stock. In October 2000, we raised proceeds of $20,000 through the private sale of our common stock. In January and February, 2001, we raised an additional $59,500 from additional private sales of our common stock. In July 2001, we received an advance of $20,000 from our president, director and principal stockholder. The loan bears interest at 9% per annum and is payable one year from issuance. We used these funds for general working capital purposes

Prior to February 1, 2001 we had been treated as an S corporation under the provisions of the Internal Revenue Code, when a disqualifying event occurred and we began being taxed as a C corporation. Because we had been treated as an S corporation for Federal income tax purposes, previously we paid no Federal or state income taxes. As a result of our historical losses, we do not believe this change in tax status will have a material effect on the Company's financial conditions or results of operations.

During the next 12 months we anticipate that we will make certain capital expenditures for new computer equipment totaling approximately $5,000 related to the expansion of our operations. We will fund these capital expenditures from our working capital. In addition, as we are now a "reporting company" pursuant to Section 12 of the Securities Exchange Act of 1934, we are required to file periodic and other reports with the Securities and Exchange Commission. We estimate that the increased costs to us for legal, accounting and printing fees related to these filing will be approximately $35,000 annually. Other than these anticipated purchases, we have no material commitments for capital expenditures. Other than our working capital, we do not presently have any outside sources of capital. We believe that our working capital is sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, during this period, we may seek additional capital in the private and/or public equity markets if we grow more quickly than expected. After that period, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financing, including equity, debt or a combination of debt and equity. If we receive additional funds through the issuance of equity securities, our existing stockholders may experience significant dilution. Further, we may not be able to obtain additional financing when needed or on terms favorable to our stockholders or us.

PART II.  OTHER INFORMATION

Item 1            Legal Proceedings

                  None.

Item 2            Changes in Securities and Use of  Proceeds

                  None.

Item 3            Defaults upon Senior Securities

                  None.

Item 4            Submission of Matters to a Vote of Security Holders

                  None.

Item 5            Other Information

                  None.

Item 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                  None.

                  (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                  BBC GRAPHICS OF PALM BEACH, INC.

August 27, 2001                   By: /s/ Suzanne Brady
                                      --------------------------------
                                      Suzanne Brady, President,
                                      Chief Executive Officer and
                                      Principal Financial and Accounting Officer