Form 10KSB
period 2001-09-30
BBC GRAPHICS OF PALM BEACH INC
filed 2002-01-14
CIK 1131675

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-58326

                        BBC GRAPHICS OF PALM BEACH, INC.
                 (Name of Small Business Issuer in Its Charter)

                   FLORIDA                                65-0924471
                   -------                                ----------
        (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)               Identification No.)

                  4301 Oak Circle Suite 25 Boca Raton, FL 33431
                  ---------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (561) 417-3021
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

     Title of Each Class           Name of Each Exchange on Which Registered
     -------------------           -----------------------------------------
              None                                  None

Securities registered under Section 12(g) of the Securities Exchange Act of
1934:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended September 30, 2001 $252,708

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2001 computed by reference to the closing bid price of the BBC Graphics of Palm Beach, Inc. on that date): $0.00

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of September 30,2001 was 2,6976,000.

Transitional Small Business Disclosure Format (check one): Yes          No  X
                                                           --------     -------

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe then and identify the part of Form 10-KSB into which the document is incorporated:
(1) Any Annual Report to security holders; (2) Any proxy of information statement; and (3) Any prospectus filed pursuant to rule 424(b) of the Securities Act of 1933("Securities Act:"). Not Applicable

ITEM 1.  Description of Business

The Company

We provide a wide range of advertising and graphic design services to our clients. Most typically, these services will include designing, developing and producing:

- corporate identity packages, including logos, letterhead and business cards,

- Various print media, such as newspaper and magazine ads, posters, trade show booths and outdoor billboards,

- printed collateral materials such as brochures and catalogs, and

- promotional materials, such as T-shirts, coffee mugs, and pens.

While we serve a diversified client roster, which is primarily corporate clients, our target niche is new companies who are seeking to create an effective corporate identity from which they can market their business. We believe our business focus defines us within our market. We believe we offer our clients a more cost-effective alternative to a traditional advertising agency because, unlike many traditional advertising agencies, we will work for a client on a per project basis as opposed to only handling entire advertising engagements. Because we do not require a long term advertising commitment by our client, our business model allows our clients the freedom to work with several agencies to capture that unique look while staying within their budget.

We generally obtain new clients through referrals or by soliciting prospective clients through personal contacts and presentations by our management. The agreements with our clients are generally terminable by either party upon mutually agreed short-term notice, typically 60 to 90 days, as is the custom in the industry.

The primary sources of our revenues are fees earned from the production of advertising materials. The billing and collection procedures established by us require that billings be collected from our clients in sufficient time for us to make the corresponding payment to production, usually within 30 days of invoice. Service fees for creative and typesetting time are established on a case-by-case basis. We also charge our clients a service fee on our outside purchases of production materials, including photography and printing, which generally is 20% over the cost of such purchases. In some cases, fees are generated in lieu of a percentage of the cost and markup on outside purchases of production materials.

We consider our relationships with our clients to be good. Due to the nature of the business, any client could at some time in the future reduce its advertising budget, or transfer to another agency all or part of its advertising presently placed through us. Representation of a client does not necessarily mean that we handle all advertising for such client exclusively. In many cases, we handle the advertising of only a portion of a client's products or services. We depend upon a core of clients from which we obtain the bulk of our revenues. For transition period of the nine months ended September 30, 2000 two of our clients, Beztak Corporation and International Industries, represented 25% of our net sales, and for the year ended September 31, 2001 this one client represented 85% of our net sales.

We internally produce substantially all of the materials required for our clients. Services and materials such as website software design, website hosting, photography, printing and film are generally purchased from outside vendors. We have identified numerous sources for the products and services we purchase from outside vendors. We do not maintain any written contracts with our suppliers. Substantially all of such suppliers are located within Palm Beach County, Florida.

Government Regulation

Federal, state and local governments and governmental agencies in recent years have adopted statutes and regulations affecting the advertising activities of advertising agencies and their clients. For example, statutes and regulations have prohibited television advertising for certain products and regulated the form and content of certain types of advertising for many consumer products. The Federal Trade Commission (FTC) has also required proof of accuracy of advertising claims with respect to various products and, in its enforcement policies, is seeking to establish more stringent standards with respect to advertising practices. The FTC has the authority to investigate and to institute proceedings against advertisers and their advertising agencies for deceptive advertising. The effect on the advertising business of future interpretations of existing statutes or regulations, or the effect of new legislation or regulatory activity cannot be predicted. No claims or enforcement actions have ever been instituted against us to date. We do not currently maintain errors and omissions insurance.

Competition

The advertising industry is highly competitive. Agencies of all sizes strive to attract new clients or accounts from existing clients. In addition, many companies have in-house departments, which handle all, or a portion of their advertising. Competition in the advertising industry depends to a large extent on the client's perception of the quality of an agency's creative product. As we have grown our operation we have had to compete more frequently against larger advertising agencies. These larger agencies generally have substantially greater financial resources, personnel and facilities than us. We believe we are able to compete on the basis of the quality of our product, service, and personal relationships with clients and reputation.

Employees

We currently employ two people, both of whom are full-time employees. Our employees are not represented by a collective bargaining unit. We believe that the relations with our employees are good.

General

We were organized under the laws of the State of Florida in May 1999. Our principal executive offices are located at 4301 Oak Circle, Suite 25, Boca Raton, Florida 33431, and our telephone number is 561-417-3021. Our fiscal year end is September 30. We maintain a website at www.bbcgraphics.com. The information contained on that website is not part of this annual report.

On December 22, 2000 we effected a 50,000 for one forward stock split.

In September 2000 we changed our fiscal year end from December 31 to September
30.

Item 2.  Description of Property

We lease approximately 1,000 square feet of commercial space from an unaffiliated third party under a lease terminating in April 2002 at an annual rental of $12,306. We believe this existing space is sufficient for our needs in the foreseeable future

Item 3.  Legal Proceedings

We are not a party to any material legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Market for Common Equity and Related Shareholder Matters

There is no market for our common stock. A market maker has filed an application to quote our common stock on the OTC Bulletin Board. This application is presently pending. We do not know when or if the application will be approved. Even if our common stock is approved for quotation on the OTC Bulletin Board, we do not know if a liquid market will ever develop for our common stock. There are approximately 63 record holders of our common stock.

Dividend Policy

No dividends have been paid on the shares of our common stock, and we do not anticipate the payment of cash dividends in the foreseeable future. We anticipate that, for the foreseeable future any profit we report will be devoted to our future operations and that cash dividends would not be paid to our shareholders.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this annual report.

Results of Operations for the Ended Transition Period Ended September 30, 2000 as Compared to the Fiscal Year Ended September 31, 2001

As previously discussed, in September 2000 we changed our fiscal year end from December 31 to September 30. The following discussion compares our results of operations for the transition period for the nine months ended September 30, 2000 (transition period 2000) to the 12 months ended September 30, 2001. Readers are cautioned that information for our transition period 2000 reflects our results of operations for three month shorter for the 12 months ended September 30, 2001.

Our net sales for the year ended September 30, 2001 were $147,816 or approximately 141% more than the transition period for the nine months ended September 30, 2000. Our gross profit was approximately 50% of our net sales for the year ended September 30, 2001, as compared to approximately 52% transition period of the nine months ended September 30, 2000. This reduction in the percentage of our gross profit to net sales is a result of higher costs related to certain services we outsource, including printing and reproduction. Based upon information presently known to us, we believe the trend towards a lower gross profit margin will continue into fiscal 2002, until such time, if ever, as our focus on selling higher margin services is achieved.

Our general and administrative expenses, which primarily include occupancy costs, professional fees and depreciation expenses, were approximately 86% of net sales for the year ended September 30, 2001 as compared to approximately 85% of net sales for transition period of the nine months ended September 30, 2000. Included in general and administrative expenses is a non-cash expense of $33,750 for transition period of the nine months ended September 30, 2000 and a non-cash expense of $20,000 for year ended September 30, 2001 which represents the value of services rendered to us by our president who was not otherwise compensated during these periods. While we did not pay cash compensation to her, we are required under generally accepted accounting principles to estimate the fair value of these services to us, and to include such estimation as an expense to us. This proportional increase in general and administrative expenses is a result of increased sales for the year ended September 30, 2001 verse the transition period of the nine months ended September 30, 2000. We also incurred approximately $57,000 of legal, accounting and professional fees associated with it private placement and registration of stock for the year ended September 30, 2001.

We reported a loss from operations of $91,180 for the year ended September 30, 2001 as compared to a net loss from operations of $34,470 for transition period of the nine months ended September 30, 2000. This change is primarily attributable to the longer reporting period, increased professional fees and the decrease in our gross profit as a percentage of net sales discussed above.

Interest expense for the year ended September 30, 2001 was $3,025 as compared to $4,903 for transition period of the nine months ended September 30, 2000. Interest expense includes interest payment under capital leases.

We reported a net loss of $94,205 for the year ended September 30, 2001 as compared to a net loss of $39,373 for transition period of the nine months ended September 30, 2000. We believe our focus on expanding our client base together with a trend toward increased graphic design services which are higher margin sales should, although we can make no guarantee, result in increased sales in fiscal 2002 which should, in turn, provide additional liquidity to us.

Liquidity and capital resources

Our working capital at September 30, 2001 was $(5,133), a decrease of approximately $24,605 from September 30, 2000. The change in working capital was primarily attributable to the costs associated with our registration of common stock and the previous private placement. Net cash used in operating activities was $22,111 for the transition period of the nine months ended September 30, 2000 as compared to net cash used by operating activities of $42,106 for the year ended September 30, 2001. This change reflected our net loss, increases in depreciation and amortization, accounts receivable, accounts payable and accrued expenses. Net cash used in investing activities was $5,502 for the year ended September 30, 2001 as compared to $3,432 for the transition period of the nine months ended September 30, 2000, as a result of purchases of property and equipment. Net cash provided by financing activities for the year ended September 30, 2001 was $45,719 compared to net cash provided by financing activities of $26,662 for the transition period of the nine months ended September 30, 2000. This increase was primarily attributable to proceeds from a private sale of our securities, a reduction in capital lease obligations and a reduction in the amount due from an affiliate.

Since inception, we have primarily funded our operations through proceeds from private sales of our common stock. In October 2000, we raised proceeds of $30,000 through the private sale of our common stock. In January and February, 2001, we raised an additional $59,500 of proceeds from additional private sales of our common stock. We have financed certain equipment acquisitions with capital leases, and as of September 30, 2001, we had outstanding lease commitments of $11,631.

Prior to February 1, 2001 we had been treated as an S corporation under the provisions of the Internal Revenue Code, when a disqualifying event occurred and we began being taxed as a C corporation. Because we had been treated as an S corporation for Federal income tax purposes, previously we paid no Federal or state income taxes. As a result of our historical losses, we do not believe this change in tax status will have a material effect upon us.

During the next 12 months we have no material commitments for capital expenditures. Other than our cash flows from operations, we do not presently have any outside sources of capital. The report of our auditors on our financial statements for the fiscal year ended September 30, 2001 contains a qualification that we will continue as a going concern. Absent a significant increase in our net sales, we will be required to raise additional working capital to satisfy our liquidity requirements. We currently have no commitments or understandings with third parties to provide us with financing. We cannot guarantee that we will be successful in obtaining additional financing when needed or on terms favorable to our stockholders or us. If we are unable to raise additional working capital as needed, our results of operations and liquidity will be adversely affected.

Item 7.  Financial Statements

See "Index to Financial Statements" for the financial statements included in Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table includes the names, positions held and ages of our executive officers and directors. All directors serve for one year and until their successors are elected and qualify. Directors do not presently receive compensation for their services as directors. Officers are elected by the board of directors and their terms of office at the discretion of the board.

NAME                      AGE           POSITION
----                      ---           --------
Suzanne Brady             34            President, CEO and director
Julie Mitchell            31            Treasurer, COO and director
Lisa M. Breunig           37            Director

Suzanne Brady has been our president, CEO and a member of our board of directors since May 1999. From February 1997 until May 1999 she was president and member of the board of directors of BBC Graphics, Inc., a privately held company and our predecessor company. From April 1994 to February 1997 she conducted advertising and design services under the dba BBC Graphics, a sole proprietorship. From 1990 to March 1994 Mrs. Brady was the art director of Boca Business Center and Advertising and Design Group. Mrs. Brady received an associates degree in Graphic Art from George Brown College in Toronto, Canada.

Julie Mitchell has been our COO and treasurer since May 1999, and has been a member of our board of directors since October 2000. From December 1998 until February 1999 she was a graphic designer with Movie Ad Corporation, and from January 1998 until December 1998 she was the production manager at Boca Type and Graphics. From January 1997 until January 1998 Ms. Mitchell was print manager at Proctors Printing and from January 1996 until January 1997 Ms. Mitchell was a reservationist at Holiday Inn Sunspree. Ms. Mitchell attended Carlton University in Ontario, Canada and received her associates degree from The Art Institute of Fort Lauderdale, Florida.

Lisa M. Breunig has been a member of our board of directors since October 2000. Since June 1999 she has been project manager with PCL Constructors Canada, Inc. From September 1997 until June 1999 Ms. Breunig was a contract administrator with construction contractor O'Brien-Kreitzberg & Associates and from January 1995 until September 1997 she was a project coordinator with Giffels Enterprises Inc. Ms. Breunig received a Civil Engineering Technology Honors Diploma from Sheridan College of Applied Arts and Technology.

Mrs. Brady, Ms. Mitchell, and Ms. Breunig are sisters.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of common equity registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") our officers, directors and principal shareholders are not required to file Forms 3,4 or 5.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to (i) our president and CEO, and (ii) each of our executive officers who earned more than $100,000 during the fiscal year ended September 30, 2001, the transition period ended September 30, 2000 and the fiscal year ended December 31, 1999:

                                  FISCAL                             OTHER ANNUAL     LTIP           ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR         SALARY       BONUS    COMPENSATION     OPTIONS/ (#)    PAYOUTS  COMPENSATION
---------------------------       -----------------------------------------------------------------------------------------
Suzanne Brady                     2001(1)      21,000          0          0               0              0          0
                                  2000(1)           0          0          0               0              0          0
                                  1999(1)(2)        0          0          0               0              0          0

(1) For the fiscal year ended December 31, 1999, the transition period of the nine months ended September 30, 2000 and the year ended September 30, 2001, we imputed compensation in the amounts of $35,000, $33,750 and $20,000, respectively, which represented our estimation of the fair value of her services. In March 2001 Ms. Brady became a party to an employment agreement providing for annual cash compensation of $56,000, the terms of which are described elsewhere in this annual report.

(2) Excludes subchapter S distributions made to Ms. Brady during fiscal 1999 in the amounts of $8,034.

Employment Agreement

In March 2000 we entered into an employment agreement with Suzanne Brady to serve as our president and CEO. Under the terms of this three-year agreement, we will pay Ms. Brady an annual salary of $56,000. The agreement also provides, among other things, for participation in any profit sharing or retirement plan and in other employee benefits applicable to our employees, and certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate the employment of Ms. Brady with cause. If we should terminate the agreement for cause, as defined in the agreement, no further compensation is due Ms. Brady from the date of termination. As of September 30, 2001 we owe Ms. Brady $13,072 in accrued salary.

Stock Option Information

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted in fiscal 2001.

                                     PERCENT OF
                     NUMBER OF     TOTAL OPTIONS/
                    SECURITIES      SARS GRANTED
                    UNDERLYING      TO EMPLOYEES   EXERCISE OR
                   OPTIONS/SARS      IN FISCAL     BASE PRICE
NAME                GRANTED (#)        YEAR          ($/SH)      EXPIRATION DATE
--------------------------------------------------------------------------------
Suzanne Brady,
President, CEO
and director            --              --            --               --

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                            NUMBER OF
                                            SECURITIES            VALUE OF
                                            UNDERLYING           UNEXERCISED
                    SHARES                 UNEXERCISED         IN-THE-MONEY
                   ACQUIRED                OPTIONS/SARS         OPTIONS/SARS
                      ON        VALUE      AT FY-END (#)        AT FY-END ($)
                   EXERCISE    REALIZED    EXERCISABLE/         EXERCISABLE/
NAME                 (#)         ($)       UNEXERCISABLE        UNEXERCISABLE
--------------------------------------------------------------------------------
Suzanne Brady,
President, CEO
and Director          --         --             --                   --


Long-Term Incentive Plans Awards in Last Fiscal Year



                    NUMBER       PERFORMANCE      ESTIMATED FUTURE PAYOUTS UNDER
                   OF SHARES      OR OTHER         NON-STOCK PRICE-BASED PLANS
                   UNITS OR      PERIOD UNTIL     ------------------------------
                  OTHER RIGHTS    MATURATION      THRESHOLD   TARGET   MAXIMUM
NAME                  (#)         OR PAYOUT        ($OR #)    ($OR #)  ($ OR #)
--------------------------------------------------------------------------------
Suzanne Brady,
President, CEO
and Director          --             --              --         --        --


2001 Stock Option Plan

On March 1, 2001, the board of directors and a majority of our shareholders adopted our 2001 stock option plan. We have reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the 2001 stock option plan. The 2001 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

Under the stock option plan we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. The 2001 stock option plan is currently administered by our board of directors.

Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 110% holder of our voting stock are exercisable at a price equal to or greater than 10% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board in its discretion. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of the date of this annual report, we have not granted any options under the 2001 stock option plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

At December 31, 2001, there were an aggregate of 26,976,000 shares of common stock issued and outstanding. The following table sets forth, as of December 31, 2001, information known to us relating to the beneficial ownership of shares of common stock by:

- each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;

- each director;

- each executive officer; and

- all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 4301 Oak Circle, Suite 25, Boca Raton, Florida 33431.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from the date of this prospectus upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this annual report, have been exercise or converted.

NAME AND ADDRESS OF          AMOUNT AND NATURE OF         PERCENTAGE
BENEFICIAL OWNER             BENEFICIAL OWNERSHIP          OF CLASS
-------------------          --------------------         ----------

Suzanne Brady                     24,800,000                 91.9%
Julie Mitchell                       100,000                    *
Lisa M. Breunig                      100,000                    *
All officers and directors
 as a group (three persons)       25,000,000                 92.7%

*       Less than 1%.

ITEM 12. Certain Relationships and Related Transactions

From time to time we have advanced funds to Suzanne Brady, and at September 30, 2001, she was indebted to us in the amount of $10,245. This non-interest bearing loan is unsecured and due on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         A. EXHIBITS:

Exhibit No.     Description of Document

2               Merger Agreement between BBC Graphics, Inc. and BBC Graphics of
                Palm Beach, Inc. (1)
3.1(a)          Certificate of Incorporation of BBC Graphics of Palm Beach,
                Inc.(1)
3.1(b)          Articles of Amendment(1)
3.2             By-laws of BBC Graphics of Palm Beach, Inc.(1)
10.1            Stock Option Plan(1)
10.2            Employment Agreement between the Company and Suzanne Brady(1)
10.3(a)         Office Lease for 4301 Oak Circle, Suite 25(1)
10.3(b)         Demand Promissory Note dated December 31, 2000 from Suzanne
                Brady(1)
----------
(1) Incorporated by reference to the registrant's registration statement on Form SB-2, SEC file number 333-58326

Reports on Form 8-K
         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BBC Graphics of Palm Beach, Inc.


DATE:    January 14, 2002                    By: /s/ Suzanne Brady
                                                 -------------------------------
                                                 Suzanne Brady, President,
                                                 Chief Executive Officer
                                                 and Principal Financial and
                                                 Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                     TITLE                            DATE
        ---------                     -----                            ----
/s/ Suzanne Brady               Chief Executive Officer,        January 14, 2002
------------------------        President and Director
    Suzanne Brady               (Principal Executive Officer
                                and Principal Accounting
                                Officer)

/s/ Julie Mitchell              Chief Operating Officer,        January 14, 2002
------------------------        Treasurer and Director
    Julie Mitchell


/s/                             Director                        January 14, 2002
------------------------
    Lisa M. Breunig

The foregoing represents a majority of the Board of Directors.

                        BBC GRAPHICS OF PALM BEACH, INC.

                              FINANCIAL STATEMENTS

                          YEAR ENDED SEPTEMBER 30, 2001
                    AND NINE MONTHS ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS



Independent Auditor's Report.............................................. F - 1


Financial Statements:

   Balance Sheets at September 30, 2001 and 2000.......................... F - 2


   Statements of Operations for the year ended September 30, 2001 and the nine months ended September 30, 2000........................ F - 3


   Statements of Changes in Stockholders' Equity for the year ended
      September 30, 2001 and the nine months ended September 30, 2000..... F - 4


   Statements of Cash Flows for the year ended September 30, 2001 and the nine months ended September 30, 2000........................ F - 5



Notes to Financial Statements.............................. F - 6 through F - 11

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
BBC Graphics of Palm Beach, Inc.


We have audited the accompanying balance sheets of BBC Graphics of Palm Beach, Inc. at September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 2001 and the nine months ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BBC Graphics of Palm Beach, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the year ended September 30, 2001 and the nine months ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has experienced losses since its inception as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the resolution of these uncertainties.



Boca Raton, Florida
January 9, 2002

BBC GRAPHICS OF PALM BEACH, INC.
BALANCE SHEETS

                                     ASSETS
                                                             September 30,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------

Current assets:
     Cash ............................................   $      -    $  1,889
     Accounts receivable .............................     43,769      21,897
     Due from shareholder ............................     10,245      18,360
                                                         --------    --------
            Total current assets .....................     54,014      42,146
                                                         --------    --------

Property and equipment, net ..........................      5,499      19,854
                                                         --------    --------

Other assets:
     Deposits ........................................      3,219       3,219
                                                         --------    --------

            Total assets .............................   $ 62,732    $ 65,219
                                                         ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Cash overdraft ..................................   $    143    $      -
     Accounts payable ................................     29,764       9,420
     Accrued expenses ................................     13,627
     Obligations under capital leases ................     15,613      13,254
                                                         --------    --------
            Total current liabilities ................     59,147      22,674
                                                         --------    --------

Long-term liabilities:
     Obligations under capital leases ................          -      14,697
                                                         --------    --------

Commitments and contingencies ........................          -           -

Stockholders' equity:
     Preferred stock, $0.001 par value; 3,000,000
       shares authorized, none outstanding ...........          -           -
     Common stock, $0.001 par value; 100,000,000
       shares authorized; 26,976,000 shares at
       September 30, 2001 and 25,000,000
       shares at September 30, 2000,
       issued and outstanding ........................     26,976      25,000
     Paid in Capital .................................     63,319      68,750
     Accumulated deficit .............................    (86,710)    (65,902)
                                                         --------    --------
            Total stockholders' equity ...............      3,585      27,848
                                                         --------    --------

            Total liabilities and stockholders' equity   $ 62,732    $ 65,219
                                                         ========    ========

                 See accompanying notes to financial statements.

BBC GRAPHICS OF PALM BEACH, INC.
STATEMENTS OF OPERATIONS

                                                                Nine months
                                                Year ended         ended
                                               September 30,   September 30,
                                                   2001             2000
                                               -------------   -------------

Net sales ....................................   $ 252,708        $ 104,892

Costs of goods sold ..........................     126,502           50,428
                                                 ---------        ---------

Gross profit .................................     126,206           54,464

General and administrative expenses ..........     217,386           88,934
                                                 ---------        ---------

Loss from operations .........................     (91,180)         (34,470)
                                                 ---------        ---------

Interest expense .............................       3,025            4,903
                                                 ---------        ---------

Loss before income taxes .....................     (94,205)         (39,373)

Income taxes .................................           -                -
                                                 ---------        ---------

Net loss .....................................   $ (94,205)       $ (39,373)
                                                 =========        =========

Loss per share - basic and diluted ...........   $    0.00        $    0.00
                                                 =========        =========

                 See accompanying notes to financial statements.

BBC GRAPHICS OF PALM BEACH, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Common Stock
                                                                -----------------------      Paid-in       Additional    Accumulated
                                                                  Shares        Amount       Capital         Deficit        Total
                                                                ----------      -------      --------       ---------      ---------
Balance, December 31, 1999 ...............................      25,000,000      $25,000      $ 35,000       $(26,529)      $ 33,471

Imputed officer's compensation ...........................               -            -        33,750              -         33,750

Net loss for the period ..................................               -            -             -        (39,373)       (39,373)
                                                                ----------      -------      --------       --------       --------

Balance, September 30, 2000 ..............................      25,000,000       25,000        68,750        (65,902)        27,848
                                                                ----------      -------      --------       --------       --------

Distributions ............................................               -            -        (8,910)             -         (8,910)

Reclassification of S-corp. accumulated deficit ..........               -            -       (73,397)        73,397              -

Imputed officer's compensation ...........................               -            -        20,000              -         20,000

Issuance of common stock .................................       1,976,000        1,976        87,524              -         89,500

Costs associated with issuance of common stock ...........               -            -       (30,648)             -        (30,648)

Net loss for the year ....................................               -            -             -        (94,205)       (94,205)
                                                                ----------      -------      --------       --------       --------

Balance, September 30, 2001 ..............................      26,976,000      $26,976      $ 63,319       $(86,710)      $  3,585
                                                                ==========      =======      ========       ========       ========

                 See accompanying notes to financial statements.

BBC GRAPHICS OF PALM BEACH, INC.
STATEMENTS OF CASH FLOWS

                                                                                          Nine months
                                                                          Year ended         ended
                                                                         September 30,   September 30,
                                                                             2001            2000
                                                                         -------------   -------------
Cash flows from operating activities:
     Net loss ..........................................................   $(94,205)       $(39,373)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
         Depreciation and amortization .................................     19,857          11,412
         Imputed officer's compensation ................................     20,000          33,750
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ....................    (21,872)        (15,781)
         (Increase) decrease in security deposits ......................          -          (2,066)
         Increase in cash overdraft ....................................        143
         Increase in accrued expenses ..................................     13,623
         Increase (decrease) in accounts payable .......................     20,348         (10,053)
                                                                           --------        --------
Net cash provided by (used in) operating activities ....................    (42,106)        (22,111)
                                                                           --------        --------

Cash flows from investing activities:
     Purchase of property and equipment ................................     (5,502)         (3,432)
                                                                           --------        --------
Net cash used in investing activities ..................................     (5,502)         (3,432)
                                                                           --------        --------

Cash flows from financing activities:
     Repayment of capital lease obligations ............................    (12,338)         (8,783)
     Due from shareholder ..............................................      8,115          35,445
     Distributions .....................................................     (8,910)              -
     Proceeds from sale of common stock ................................     89,500               -
     Costs associated with issuance of common stock ....................    (30,648)              -
                                                                           --------        --------
Net cash provided by financing activities ..............................     45,719          26,662
                                                                           --------        --------

Net increase (decrease) in cash ........................................     (1,889)          1,119

Cash at beginning of period ............................................      1,889             770
                                                                           --------        --------

Cash at end of period ..................................................   $      -        $  1,889
                                                                           ========        ========


Supplemental Cash Flow Information:
     Cash paid for interest ............................................   $  3,025        $  4,903
                                                                           ========        ========

     Non-cash transactions affecting investing and financing activities:
         Reclassification of accumulated deficit .......................   $ 73,397        $      -
                                                                           ========        ========

                 See accompanying notes to financial statements.

BBC GRAPHICS OF PALM BEACH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

BBC Graphics of Palm Beach, Inc. (the "Company") was incorporated in the state of Florida and operates as a full-service nationwide advertising agency with an emphasis on graphic design. The Company's primary sources of revenues include design services such as corporate logo design, all types of printed collateral and displays.

Depreciation

The Company's property and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets, five years. Depreciation expense includes the amortization of capital lease assets.

Revenue Recognition

Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since the Company is responsible for fulfillment, including the acceptability of the products and services ordered by the customer.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company with the consent of its shareholders, had elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore no provision for Federal income taxes has been included in these financial statements through February 1, 2001, when a disqualifying event occurred and the Company began taxation as a C corporation. Refer to Note 11 for the period subsequent to February 1, 2001.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2001 and 2000.

Advertising Costs

The Company conducts non-direct response advertising. These costs are expensed as incurred. Advertising costs for the year ended September 30, 2001 and the nine months ended September 30, 2000 were $2,545 and $6,037, respectively.

Recent Accounting Pronouncements

The following pronouncements were recently adopted:

EITF 00-2, "Accounting for Web Site Development Costs." This EITF provides guidance on accounting for significant costs incurred to develop Internet web sites.

EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This EITF provides guidance on the accounting for the income statement classifications of amounts charged to customers for shipping and handling.

EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." This EITF provides guidance on how companies should report revenue. Either the gross amount received from the customer or the net amount retained after payment to the supplier.

EITF 99-17, "Accounting for Advertising Barter Transactions." This EITF provides guidance on the accounting for transactions entered into in which rights are exchanged to place advertisements on each other's web sites.

The Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, which provides guidance on the recognition of revenue.

The Financial Accounting Standards Board issued interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This interpretation provides guidance only for certain issues that arise in applying APB opinion No. 25 "Accounting for Stock Issued to Employees."

The Company's adoption of these pronouncements did not have a material effect on the financial statements.

Earnings Per Share

Earnings per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighed-average number of common shares outstanding plus all potential dilutive common shares outstanding.

Long-Lived Assets

The Company assesses whether its long-lived assets are impaired as required by SFAS No. 21, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated and based on the estimated fair value of the cost.

Change in fiscal year-end

On or about September 30, 2000 the Company decided to change its fiscal year from December 31 to September 30.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At September 30, 2001 and 2000, an allowance for doubtful accounts is not considered necessary.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at September 30, 2001 and 2000:

                                                            September 30,
                                                      -------------------------
                                                        2001            2000
                                                      ---------       ---------

Furniture and fixtures .........................      $   2,040       $     500
Computer equipment .............................         60,557          56,595
Printing machinery and equipment ...............         52,722          52,722
                                                      ---------       ---------
         Total property and equipment ..........        115,319         109,817
         Less: accumulated depreciation ........       (109,820)        (89,963)
                                                      ---------       ---------
         Property and equipment, net ...........      $   5,499       $  19,854
                                                      =========       =========

Depreciation and amortization expense for the year ended September 30, 2001 and the nine months ended September 30, 2000 were $19,857 and $11,412, respectively.

NOTE 4 - LEASE COMMITMENTS

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of "Property and equipment." Other leases are classified as operating leases and are not capitalized. Details of the capitalized leased assets are as follows:

                                                            September 30,
                                                      -------------------------
                                                        2001            2000
                                                      ---------       ---------

Equipment .....................................       $ 55,607          $55,607
Less: accumulated amortization ................         55,382           37,029
                                                      --------         --------
         Total ................................       $    225         $ 18,578
                                                      ========         ========

The Company leases its facility under an operating lease with a term of three years, payable in monthly installments. Total lease expense for the year ended September 30, 2001 and the nine-month period ended September 30, 2000 was $11,724 and $4,800, respectively.

At September 30, 2001, the future minimum lease payments under operating and capital leases are as follows:

          Years Ending September 30,           Capital Leases   Operating Leases
-------------------------------------------    --------------   ----------------

                     2002                        $ 16,935           $ 12,520
                     2003                               -              4,208
                     2004                               -                  -
                     2005                               -                  -
                                                 --------           --------
Total minimum lease payments ..............        16,935           $ 16,728
                                                                    ========
Less: amount representing interest ........        (1,322)
                                                 --------
Present value of net minimum lease payments        15,613
Less: current maturities ..................       (15,613)
                                                 --------
         Total long-term obligation .......      $      -

NOTE 5 - RELATED PARTY TRANSACTIONS

Due from shareholder consists of a non-interest bearing demand note arising from monies advanced by the Company on the shareholder's behalf. As of September 30, 2000 the shareholder owed the Company $18,360. During the year ended September 30, 2001 the Company advanced the shareholder $11,885 and the shareholder paid the Company back $20,000. As of September 30, 2001 the shareholder owes the Company $10,245.

NOTE 6 - MAJOR CUSTOMERS

Sales to one customer for the year ended September 30, 2001 represented approximately 35% of total sales. Sales to two customers during the nine months ended September 30, 2000 represented approximately 25% of total sales. At September 30, 2001, 85% of total accounts receivable are due from one customer.

NOTE 7 - PRIVATE PLACEMENT OFFERINGS

In February 2001 the Company sold 59.5 units at $1,000 per unit or $59,500 or $0.125 per share of common stock, which included 476,000 shares of common stock and warrants to purchase an additional 1,428,000 shares at exercise prices ranging from $1.00 to $3.00.

In October of 2000, the Company had a private placement offering. One million five hundred thousand shares of $0.001 common stock were sold at a purchase price of $0.02 per share for a total of $30,000. The offering was conducted pursuant to Section 4(2) of the Securities Act of 1933. Prior to this offering, the Company amended its articles of incorporation. As a result of the amendment, the maximum number of shares that the Company shall be authorized to issue and have outstanding at any one time shall be 103,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of preferred stock, par value $0.001 per share. Effective the date of the amendment, each one share of common stock, $1.00 par value per share, outstanding before the effective date of this amendment will be changed into 50,000 fully paid and non-assessable shares of common stock, $0.001 par value per share. The financial statements have been adjusted to retroactively show the 50,000-for-1 stock split.

NOTE 8 - STOCK OPTION PLAN

Under the Company's stock option plan, adopted March 1, 2001, 1,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options ("ISOs"), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options ("NSOs"). When an ISO is granted, the price shall be equal to the fair market value on the date of the grant. The NSO price shall not be less than fair market value of one share of the stock on the date the option is granted. The vesting period will be determined on the date of grant. As of September 30, 2001, no options had been granted.

NOTE 9 - IMPUTED COMPENSATION

The Company recorded officer compensation expense imputed at $33,750 for the period ended September 30, 2000 and $20,000 for the year ended September 30, 2001.

NOTE 10 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                Nine months
                                                  Year ended        ended
                                                 September 30,   September 30,
                                                     2001            2000
                                                 ------------    ------------
Numerator:

Net income (loss) is both the numerator for
basic loss per share (income available to
common shareholders) and the numerator for
diluted loss per share (income available to
common shareholders after assumed conversions)   $    (94,205)   $    (39,373)

Denominator:
     Denominator for basic loss per share
       (weighted-average shares) .............     26,810,181      25,000,000
     Effect of dilutive securities:
         Warrants ............................              -               -
                                                 ------------    ------------
     Denominator for dilutive loss per share
       (adjusted weighted-average) ...........     26,810,181      25,000,000
                                                 ============    ============

Basic loss per share .........................   $       0.00    $       0.00
                                                 ============    ============

Diluted loss per share .......................   $       0.00    $       0.00
                                                 ============    ============

Warrants to purchase 1,428,000 shares of common stock were outstanding during the year ended September 30, 2001, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive to the net loss per share for the period.

NOTE 11 - INCOME TAXES

As stated in Note 1 - Summary of Significant Accounting Policies, the Company was taxed as an S corporation until February 1, 2001, when a disqualifying event occurred and the Company began taxation as a C corporation. The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. The tax amounts have been calculated using the Company's effective income tax rate resulting from the use of graduated rates.

                                                  September 30,
                                                      2001
                                                  ------------
Deferred tax asset:
  Tax benefit of net operating loss carry forward   $ 31,982

Valuation allowance:
  Beginning balance .............................     (7,000)
     Increase during the year ...................    (24,982)
                                                    --------
  Ending balance ................................    (31,982)
                                                    --------
Net deferred taxes ..............................   $      -
                                                    ========


         Fiscal year loss originated             Year expiring
         ---------------------------             -------------

             September 30,2001                        2016

As of September 30, 2001, the Company had an unused net operating loss carry forward of $84,992 available for use on its future corporate federal tax returns.

At the time the Company changed its status from an S Corporation to a C Corporation, the deficit accumulated of $73,397 was reclassified from accumulated deficit to additional paid-in capital.

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company has experienced substantial losses from operations since its inception as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The company's ability to continue in existence as a going concern is dependent upon its ability to increase sales and obtain equity and/or debt financing. Management believes that the Company's products are viable and that with proper marketing, profitable operations are attainable.