Form 10QSB
period 2001-12-31
BBC GRAPHICS OF PALM BEACH INC
filed 2002-02-14
CIK 1131675

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,976,000 shares of Common Stock as of January 31, 2002.

                        BBC Graphics of Palm Beach, Inc.



                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheet (unaudited) - December 31, 2001.......................1

Condensed Statements of Operations (unaudited) for
the Three Months Ended December 31, 2001 and 2000 ............................2

Condensed Statements of Cash Flows (unaudited) for the Three
Months Ended December 31, 2001 and 2000.......................................3

Notes to Condensed Financial Statements ....................................4-5

Item 2.  Management's Discussion and Analysis of
Financial Conditions And Results of Operations .............................5-7

PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K ...................................8

Signatures ...................................................................9

                        BBC GRAPHICS OF PALM BEACH, INC.
                             Condensed Balance Sheet
                                December 31, 2001
                                   (Unaudited)


                                     ASSETS

Current assets:
    Cash .......................................................      $   8,533
    Accounts receivable ........................................         27,967
    Due from shareholder .......................................         10,410
                                                                      ---------
           Total current assets ................................         46,910
                                                                      ---------

Property and equipment, net ....................................          4,908
                                                                      ---------
Other assets:
    Deposits ...................................................          3,219
                                                                      ---------

           Total assets ........................................      $  55,037
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...........................................      $  30,068
    Accrued expenses ...........................................         25,989
    Obligations under capital leases ...........................         12,473
                                                                      ---------
           Total current liabilities ...........................         68,530
                                                                      ---------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.001 par value; 3,000,000
      shares authorized, none outstanding ......................              -
    Common stock, $0.001 par value; 100,000,000
      shares authorized; 26,976,000 shares
      issued and outstanding ...................................         26,976
    Additional paid in capital .................................         63,319
    Accumulated deficit ........................................       (103,788)
                                                                      ---------
           Total stockholders' equity ..........................        (13,493)
                                                                      ---------

           Total liabilities and stockholders' equity ..........      $  55,037
                                                                      =========

            See accompanying notes to condensed financial statements.

                        BBC GRAPHICS OF PALM BEACH, INC.
                       Condensed Statements of Operations
                 For the Three Months December 31, 2001 and 2000
                                   (Unaudited)

                                                 Three months ended December 31,
                                                 -------------------------------
                                                    2001                 2000
                                                 ------------     -------------

Net sales ..................................     $     39,558      $     95,998

Costs of goods sold ........................           25,406            33,881
                                                 ------------      ------------

Gross profit ...............................           14,152            62,117

General and administrative expenses ........           30,653            42,243
                                                 ------------      ------------

Income (loss) from operations ..............          (16,501)           19,874
                                                 ------------      ------------

Interest expense ...........................              577               537
                                                 ------------      ------------

Net income (Loss) ..........................     $    (17,078)     $     19,337
                                                 ============      ============

Earnings (loss) per share - basic
  and diluted ..............................     $      (0.00)     $      (0.00)
                                                 ============      ============

Weighted-average shares outstanding ........       26,976,000        26,500,000
                                                 ============      ============

            See accompanying notes to condensed financial statements.

                        BBC GRAPHICS OF PALM BEACH, INC.
                       Condensed Statements of Cash Flows
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                           Three months ended
                                                               December 31,
                                                          ----------------------
                                                            2001         2000
                                                          ---------    ---------
Cash flows from operating activities:
   Net income (loss) .................................    $(17,078)    $ 19,337
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
      Depreciation and amortization ..................         591        2,853
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable .....      15,802       (2,907)
      Decrease in cash overdraft .....................        (143)           -
      Increase in accounts payable ...................         304        4,698
      Increase in accrued expenses ...................      12,362            -
                                                          --------     --------
Net cash provided by operating activities ............      11,838       23,981
                                                          --------     --------

Cash flows from investing activities:
   Purchase of property and equipment ................           -       (3,140)
                                                          --------     --------
Net cash (used in) investing activities ..............           -       (3,140)
                                                          --------     --------

Cash flows from financing activities:
   Repayment of capital lease obligations ............      (3,140)      (4,307)
   Due from shareholder ..............................        (165)      (2,000)
   Distributions .....................................           -       (5,771)
   Proceeds from sale of common stock ................           -       20,000
                                                          --------     --------
Net cash (used in) financing activities ..............      (3,305)       7,922
                                                          --------     --------

Net increase in cash .................................       8,533       28,763

Cash at beginning of period ..........................           -        1,889
                                                          --------     --------

Cash at end of period ................................    $  8,533     $ 30,652
                                                          ========     ========

            See accompanying notes to condensed financial statements.

BBC GRAPHICS OF PALM BEACH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS


NATURE OF BUSINESS

BBC Graphics of Palm Beach, Inc. ("the Company") was incorporated in the state of Florida and operates as a full-service nationwide advertising agency with an emphasis on graphic design. The Company's primary sources of revenues include design services such as corporate logo design, all types of printed collateral and displays.

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ended September 30, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended September 30, 2001.

The report of our auditors on our financial statements for the fiscal year ended September 30, 2001 contains a qualification that we will continue as a going concern.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of normal trade receivables. The Company assesses the collectability of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded, if considered necessary. An allowance for doubtful accounts was not considered necessary as of December 31, 2001.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following:


                                                          December 31,2001
                                                         ------------------

Furniture and fixtures                                   $           2,040
Computer equipment                                                  60,557
Printing machinery and equipment                                    52,722
                                                         ------------------
           Total property and equipment                            115,319
           Less: accumulated depreciation                         (110,411)
                                                         ------------------
           Property and equipment, net                   $           4,908
                                                         ==================

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from shareholder consists of a non-interest bearing demand note arising from funds advanced by the Company on behalf of the stockholder.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but have not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words anticipate, estimate, project and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere herein.

Our net sales for the three months ended December 31, 2001 were $39,588 or approximately 142% less than the three months ended December 31, 2000. The reduction in sales was due to the loss of certain significant customers. During the remainder of fiscal 2002 we will continue our efforts to expand our customer base in an effort to replace these customers. We cannot guarantee, however, that are efforts will be successful. Our gross profit was approximately 36% of our net sales for the three months ended December 31, 2001, as compared to approximately 64% for the three months ended December 31, 2000 . This reduction in the percentage of our gross profit to net sales is a result of higher costs related to certain services we outsource, including printing and reproduction. Based upon information presently known to us, we believe the trend towards a lower gross profit margin will continue through fiscal 2002, until such time, if ever, as our focus on selling higher margin services is achieved.

Our general and adminstrative expenses for the three months ended December 31, 2001 were $30,653 as compared to $42,243 for the three months ended December 31, 2000 an decrease of $11,590 or approximately 38%. General and administrative expenses, which primarily include occupancy costs, professional fees, depreciation expenses and officers salaries has decreased.

We reported a loss from operations of $16,501 for the three months ended December 31, 2001 as compared to income from operations of $19,874 for the three months ended December 31, 2000.

Interest expense for the three months ended December 31, 2001 was $557 as compared to $537 for the three months ended December 31, 2000. Interest expense includes interest payment under capital leases.

We reported a net loss of $(17,078) for the three months ended December 31, 2001 as compared to a net income of $19,337 for three months ended December 31, 2000. This was primarily due to increased professional fees and the decrease in our gross profit as a percentage of net sales.

Liquidity and capital resources

Our working capital defecit at December 31, 2001 was $21,620, compared to $5,113 for September 31, 2001 an increase of approximately $16,507. The change in working capital was primarily attributable to the costs associated with our registration of common stock and increased general and administrative costs..

Net cash provided by operating activities was $11,838 for the three months eneded December 31, 2001 as compared to $23,981, for the three months ended December 31, 2000. This change reflected our net loss, increases in depreciation and amortization, accounts payable, accrued expenses and a decrease in accounts receivable.

Net cash used in investing activities was $0 for the three months ended December 31, 2001 as compared to $3,140 for the three months ended December 31, 2000. The decrease was a result of no purchases of property and equipment.

Net cash used in financing activities for the three months ended Decemebr 31, 2001 was ($3,305) compared to net cash provided by financing activities of $7,922 for the three months ended December 31, 2000. This decrease was primarily attributable to proceeds from a private sale of our securities, a reduction in capital lease obligations and a reduction in the amount due from an affiliate.

Since inception, we have primarily funded our operations through proceeds from private sales of our common stock. In October 2000, we raised proceeds of $30,000 through the private sale of our common stock. In January and February, 2001, we raised an additional $59,500 of proceeds from additional private sales of our common stock. We have financed certain equipment acquisitions with capital leases, and as of December 31, 2001, we had outstanding lease commitments of $12,473.

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

                        BBC GRAPHICS OF PALM BEACH, INC.





February 14, 2002                 By: /s/ Suzanne Brady
                                      --------------------------------
                                      Suzanne Brady, President,
                                      Chief Executive Officer and
                                      Principal Financial and Accounting Officer