Form 10QSB
period 2002-03-31
BBC GRAPHICS OF PALM BEACH INC
filed 2002-05-20
CIK 1131675

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,976,000 shares of Common Stock as of March 31, 2002.

                        BBC Graphics of Palm Beach, Inc.



                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheet (unaudited) - March 31, 2002...........................1

Condensed Statements of Operations (unaudited) for
the Three and Six Months Ended March 31, 2002 and 2001.........................2

Condensed Statements of Cash Flows (unaudited) for the Three and Six
Months Ended March 31, 2002 and 2001...........................................3

Notes to Condensed Financial Statements .....................................4-5

Item 2.  Management's Discussion and Analysis of
Financial Conditions And Results of Operations ..............................5-7

PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K ....................................8

Signatures ....................................................................9

                        BBC GRAPHICS OF PALM BEACH, INC.
                             Condensed Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS



Current assets:
    Cash .......................................................      $  16,120
    Accounts receivable ........................................         52,605
    Other current assets .......................................            690
                                                                      ---------
           Total current assets ................................         69,415
                                                                      ---------

Property and equipment, net ....................................          4,406
                                                                      ---------
Other assets:
    Deposits ...................................................          3,219
                                                                      ---------

           Total assets ........................................      $  77,040
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable ...........................................      $  51,556
    Accrued expenses ...........................................         38,907
    Due to shareholder, net                                                 280
    Obligations under capital leases ...........................         10,557
                                                                      ---------
           Total current liabilities ...........................        101,300
                                                                      ---------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.001 par value; 3,000,000
      shares authorized, none outstanding ......................              -
    Common stock, $0.001 par value; 100,000,000
      shares authorized; 26,976,000 shares
      issued and outstanding ...................................         26,976
    Additional paid in capital .................................         63,319
    Accumulated deficit ........................................       (114,555)
                                                                      ---------
           Total stockholders' equity ..........................        (24,260)
                                                                      ---------

           Total liabilities and stockholders' equity ..........      $  77,040
                                                                      =========

            See accompanying notes to condensed financial statements.

                        BBC GRAPHICS OF PALM BEACH, INC.
                       Condensed Statements of Operations
        For the Three Months and Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                            Three months ended               Six months ended
                                                 March 31,                       March 31,
                                       -----------------------------   ----------------------------
                                           2002            2001            2002            2001
                                       ------------    ------------    ------------    ------------
Net sales ..........................   $     82,817    $     40,493    $    122,375    $    136,491
                                       ------------    ------------    ------------    ------------


Costs of goods sold ................         50,837          25,720          76,243          59,601


Gross profit .......................         31,980          14,773          46,132          76,890
                                       ------------    ------------    ------------    ------------


General and administrative expenses          40,434          56,180          71,087          98,423
                                       ------------    ------------    ------------    ------------


Income (loss) from operations ......         (8,454)        (41,407)        (24,955)        (21,533)
                                       ------------    ------------    ------------    ------------


Interest expense ...................         (2,313)           (413)         (2,890)           (950)
                                       ------------    ------------    ------------    ------------


Net (Loss) .........................   $    (10,767)   $    (41,820)   $    (27,845)   $    (22,483)
                                       ============    ============    ============    ============


Earnings (loss) per share -
basic and diluted ..................   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                       ============    ============    ============    ============


Weighted-average shares outstanding      26,976,000      26,812,044      26,976,000      26,812,044
                                       ============    ============    ============    ============

            See accompanying notes to condensed financial statements.

                        BBC GRAPHICS OF PALM BEACH, INC.
                       Condensed Statements of Cash Flows
        For the Three Months and Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                             Six months ended
                                                                 March 31,
                                                         -----------------------
                                                           2002          2001
                                                         ---------     ---------
Cash flows from operating activities:
     Net income (loss) .............................     $(27,845)     $(22,483)
     Adjustments to reconcile net income
     (loss) to net cash
     used by operating activities:

Depreciation and amortization ......................        1,093         5,706

Imputed Officers Compensation ......................            -        20,000

     Changes in assets and liabilities:
         (Increase) in accounts receivable .........       (8,836)      (14,866)
         Decrease in cash overdraft ................         (143)            -
         Increase in accounts payable ..............       21,792         8,683
         Increase in accrued expenses ..............       25,280             -
                                                         --------      --------

Net cash provided by operating activities ..........       11,341        (2,960)
                                                         --------      --------


Cash flows from investing activities:
     Purchase of property and equipment ............            -        (3,140)
                                                         --------      --------

Net cash (used in) investing activities ............            -        (3,140)
                                                         --------      --------

Cash flows from financing activities:
     Repayment of capital lease obligations ........       (5,056)       (8,384)
     Due from shareholder ..........................         (165)       (2,000)
     Shareholder loans .............................       10,000             -
     Distributions .................................            -        (8,910)
     Proceeds from sale of common stock ............            -        76,000
                                                         --------      --------

Net cash provided by financing activities ..........        4,779        56,706
                                                         --------      --------


Net increase in cash ...............................       16,120        50,606

Cash at beginning of period ........................            -         1,889
                                                         --------      --------

Cash at end of period ..............................     $ 16,120      $ 52,495
                                                         ========      ========
Supplemental Cash Flow Information:
Cash Paid for Interest .............................     $  2,890      $    950

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

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended September 30, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended September 30, 2001.

The report of our auditors on our financial statements for the fiscal year ended September 30, 2001 contains a qualification that we will continue as a going concern. There is substantial doubt the Company will continue as a going concern.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of normal trade receivables. The Company assesses the collectability of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded, if considered necessary. An allowance for doubtful accounts was not considered necessary as of March 31, 2002.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following:

                                                               March 31,2002
                                                               -------------

Furniture and fixtures ...................................       $   2,040
Computer equipment .......................................          60,557
Printing machinery and equipment .........................          52,721
                                                                 ---------
           Total property and equipment ..................         115,318
           Less: accumulated depreciation ................        (110,912)
                                                                 ---------
           Property and equipment, net ...................       $   4,406
                                                                 =========

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to shareholder consists of a non-interest bearing demand note arising from funds advanced to the Company by a stockholder.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the September 30, 2001 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. These can be no assurance that actual results will not differ from those estimates.

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

Our net sales for the six months ended March 31, 2002 were $122,375 or approximately 10% less than the six months ended March 31, 2001. Our net sales for the three months ended March 31, 2002 were $82,817 or approximately 105% more than the three months ended March 31, 2001. The increase in sales was due to obtaining several new clients and additional work from existing clients for the three months ended March 31, 2002. Our gross profit was approximately 39% of our net sales for the six months ended March 31, 2002 as compared to approximately 56% for the six months ended March 31, 2001. Our gross profit was approximately 37% of our net sales for the three months ended March 31, 2002 as compared to approximately 56% for the six months ended March 31, 2001. This decrease in the percentage of our gross profit to net sales is a result of higher costs related to certain services we perform, including printing and reproduction. Based upon information presently known to us, we believe the trend towards a lower gross profit margin will continue through fiscal 2002.

Our general and administrative expenses for the six months ended March 31, 2002 were $71,087 as compared to $98,423 for the six months ended March 31, 2001 an decrease of $27,336 or approximately 28%. Our general and administrative expenses for the three months ended March 31, 2002 were $40,434 as compared to $56,180 for the three months ended March 31, 2001 an decrease of $15,746 or approximately 28%. General and administrative expenses, which primarily include occupancy costs, professional fees, depreciation expenses and officers salaries has decreased.

We reported loss from operations of $(24,955) for the six months ended March 31, 2002 as compared a loss from operations of $(21,533) for the six months ended March 31, 2001. We reported loss from operations of $(8,454) for the three months ended March 31, 2002 as compared to a loss from operations of $(41,407) for the three months ended March 31, 2001.

Interest expense for the six months ended March 31, 2002 was $2,890 as compared to $950 for the six months ended March 31, 2001. Interest expense for the three months ended March 31, 2002 was $2,313 as compared to $413 for the three months ended March 31, 2001. Interest expense includes interest payment under capital leases.

We reported net loss of $(27,845) for the six months ended March 31, 2002 as compared to a net loss of $(22,483) for six months ended March 31, 2002. We reported net loss of $(10,767) for the three months ended March 31, 2002 as compared to a net loss of $(41,820) for three months ended March 31, 2002. This was primarily due to increased production costs and the decrease in our gross profit as a percentage of net sales.

Liquidity and capital resources

Our working capital deficit at March 31, 2002 was $(31,885), compared to $5,113 for March 31, 2001 a decrease of approximately $36,998. The change in working capital was primarily attributable to increased cost of goods sold and administrative costs.

Net cash provided by operating activities was $11,341 for the six months ended March 31 2002 as compared to $(2,960) for the six months ended March 31, 2002. This change reflected our net income, increases in accounts receivable, accounts payable, accrued expenses..

Net cash used in investing activities was $0 for the six months ended March 31, 2002 as compared to $3,140 for the six months ended March 31, 2001. The decrease was a result of no purchases of property and equipment.

Net cash provided by financing activities for the six months ended March 31, 2002 was $4,779 compared to net cash provided by financing activities of $56,706 for the six months ended March 31, 2001. This decrease was primarily attributable to proceeds from a private sale of our securities, a reduction in capital lease obligations and an increase in the amount owed to an affiliate.

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

During the next 12 months we have no material commitments for capital expenditures. Other than our cash flows from operations, we do not presently have any outside sources of capital. The report of our auditors on our financial statements for the fiscal year ended September 30, 2001 contains a qualification that we will continue as a going concern. There is substantial doubt we will continue as a going concern absent a significant increase in our net sales, we will be required to raise additional working capital to satisfy our liquidity requirements. We currently have no commitments or understandings with third parties to provide us with financing. We cannot guarantee that we will be successful in obtaining additional financing when needed or on terms favorable to our stockholders or us. If we are unable to raise additional working capital as needed, our results of operations and liquidity will be adversely affected.

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

                                      BBC GRAPHICS OF PALM BEACH, INC.



May 20, 2002                      By: /s/ Suzanne Brady
                                      --------------------------------
                                      Suzanne Brady, President,
                                      Chief Executive Officer and
                                      Principal Financial and Accounting Officer