Form 10QSB
period 2002-06-30
BBC GRAPHICS OF PALM BEACH INC
filed 2002-08-19
CIK 1131675

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


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


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,976,000 shares of Common Stock as of June 30, 2002.

                        BBC GRAPHICS OF PALM BEACH, INC.



                                      INDEX

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


Condensed Balance Sheet (unaudited) - June 30, 2002............................1


Condensed Statements of Operations (unaudited) for
the Six and Nine Months Ended June  30, 2002 and 2001..........................2


Condensed Statements of Cash Flows (unaudited) for the Nine
Months Ended June 30, 2002 and 2001............................................3


Notes to Condensed Financial Statements .....................................4-5


Item 2.  Management's Discussion and Analysis of
Financial Conditions And Results of Operations ..............................5-7


PART II. OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K ....................................8


Signatures ....................................................................9

                        BBC GRAPHICS OF PALM BEACH, INC.
                             Condensed Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash ........................................................       $5,211
     Accounts receivable, net of allowance of $9,168 .............       36,499
     Other assets ................................................          689
                                                                      ---------
            Total current assets .................................       42,399
                                                                      ---------

Property and equipment, net ......................................        3,906
                                                                      ---------

Other assets:
     Deposits ....................................................        3,219
                                                                      ---------

            Total assets .........................................      $49,524
                                                                      =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable ............................................       48,814
     Accrued expenses ............................................       51,777
     Due to shareholder ..........................................        1,616
     Obligations under capital leases ............................        7,386
                                                                      ---------
            Total current liabilities ............................      109,593
                                                                      ---------


Stockholder's equity:
     Preferred stock, $0.001 par value; 3,000,000
       shares authorized, none outstanding .......................            -
     Common stock, $0.001 par value; 100,000,000
       shares authorized;26,976,000 shares
       issued and outstanding ....................................       26,976
     Paid in Capital .............................................       63,319
     Accumulated deficit .........................................     (150,364)
                                                                      ---------
            Total stockholder's equity ...........................      (60,069)
                                                                      ---------

            Total liabilities and stockholder's equity ...........      $49,524
                                                                      =========

            See accompanying notes to condensed financial statements.

                                         BBC GRAPHICS OF PALM BEACH, INC.
                                        Condensed Statements of Operations
                        For the Three Months and Nine Months Ended June 30, 2002 and 2001

                                                  THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                                                     2002             2001             2002             2001
                                                 ------------     ------------     ------------     ------------
Net sales ...................................    $     36,329     $     63,044     $    158,704     $    199,535

Costs of goods sold .........................          23,258           24,221           99,501           83,822
                                                 ------------     ------------     ------------     ------------

Gross profit ................................          13,071           38,823           59,203          115,713

General and administrative expenses .........          45,652           56,730          119,637          155,153
                                                 ------------     ------------     ------------     ------------

Loss from operations ........................         (32,581)         (17,907)         (60,434)         (39,440)
                                                 ------------     ------------     ------------     ------------

Interest expense ............................             329              581            3,220            1,531
                                                 ------------     ------------     ------------     ------------

Net income ..................................    $    (32,910)    $    (18,488)    $    (63,654)    $    (40,971)
                                                 ============     ============     ============     ============

Earnings (loss) per share - basic and diluted    $       0.00     $       0.00     $       0.00     $       0.00
                                                 ============     ============     ============     ============

Weighted-average shares outstanding .........      26,976,000       26,842,044       26,976,000       26,832,044
                                                 ============     ============     ============     ============

                            See accompanying notes to condensed financial statements.

                                                        2

                        BBC GRAPHICS OF PALM BEACH, INC.
                       Condensed Statements of Cash Flows
                For the Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                             2002        2001
                                                           --------    --------
Cash flows from operating activities:
     Net loss ..........................................   $(63,654)   $(40,971)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
         Depreciation and amortization .................      1,593       5,706
         Imputed officer's compensation ................          -      20,000
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ....      7,270     (21,873)
         (Increase) decrease in other assets ...........       (689)          -
         Decrease in cash overdraft ....................       (143)          -
         Increase in accrued expenses ..................     38,150           -
         Increase (decrease) in accounts payable .......     19,049      10,248
                                                           --------    --------
Net cash provided by (used in) operating activities ....      1,576     (26,890)
                                                           --------    --------

Cash flows from investing activities:
     Purchase of property and equipment ................          -      (8,127)
                                                           --------    --------
Net cash used in investing activities ..................          -      (8,127)
                                                           --------    --------

Cash flows from financing activities:
     Repayment of capital lease obligations ............     (8,227)    (12,286)
     Due from shareholder ..............................     11,862      (2,524)
     Distributions .....................................          -     (16,992)
     Proceeds from sale of common stock ................          -      89,500
     Costs associated with issuance of common stock ....          -     (13,500)
                                                           --------    --------
Net cash provided by financing activities ..............      3,635      44,198
                                                           --------    --------

Net increase (decrease) in cash ........................      5,211       9,181

Cash at beginning of period ............................          -       1,889
                                                           --------    --------

Cash at end of period ..................................   $  5,211    $ 11,070
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

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ended September 30, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended September 30, 2001.

The report of our auditors on our financial statements for the fiscal year ended September 30, 2001 contains a qualification that we will not continue as a going concern. There is substantial doubt the Company will continue as a going concern.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of normal trade receivables. The Company assesses the collectability of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded, if considered necessary. An allowance for doubtful accounts of $9,168 was recorded as of June 30, 2002.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following:

                                                           June 30, 2002
                                                         ------------------

Furniture and fixtures ..................................$           2,040
Computer equipment ......................................           60,557
Printing machinery and equipment ........................           52,721
                                                         ------------------
           Total property and equipment .................          115,318
           Less: accumulated depreciation ...............         (111,412)
                                                         ------------------
           Property and equipment, net ..................$           3,906
                                                         ==================

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

Our net sales for the nine months ended June 30, 2002 were $40,831 or approximately 20% less than the nine months ended June 30, 2001. Our net sales for the three months ended June 30, 2002 were $26,715 or approximately 43% less than the three months ended June 30, 2001. The decrease in sales was due to reduction in work from our largest customer. Our gross profit was approximately 37% of our net sales for the nine months ended June 30, 2002 as compared to approximately 58% for the nine months ended June 30, 2001. Our gross profit was approximately 36% of our net sales for the three months ended June 30, 2002 as compared to approximately 62% for the three months ended June 30, 2001. This decrease in the percentage of our gross profit to net sales is a result of higher costs related to certain services we perform , including printing and reproduction. Based upon information presently known to us, we believe the trend towards a lower gross profit margin will continue through fiscal 2002.

Our general and adminstrative expenses for the nine months ended June 30, 2002 were $119,637 as compared to $155,153 for the nine months ended June 30, 2001 an decrease of $35,516 or approximately 23%. Our general and adminstrative expenses for the three months ended June 30. 2002 were $45,652 as compared to $56,730 for the three months ended June 30, 2001 an decrease of $11,078 or approximately 20%. General and administrative expenses, which primarily include occupancy costs, professional fees, depreciation expenses and officers salaries have decreased.

We reported loss from operations of $(60,434) for the nine months ended June 30, 2002 as compared a loss from operations of $(39,440) for the nine months ended June 30, 2001. We reported loss from operations of $(32,581) for the three months ended June 30, 2002 as compared to a loss from operations of $(17,907) for the three months ended June 30, 2001.

Interest expense for the nine months ended June 30, 2002 was $3,220 as compared to $1,531 for the nine months ended June 30, 2001. Interest expense for the three months ended June 30, 2002 was $329 as compared to $581 for the three months ended June 30, 2001. Interest expense includes interest payment under capital leases.

We reported net loss of $(63,654) for the nine months ended June 30, 2002 as compared to a net loss of $(40,971) for nine months ended June 30, 2002. We reported net loss of $(32,910) for the three months ended June 30, 2002 as compared to a net loss of $(18,488) for three months ended June 30, 2001. This was primarily due to increased production costs and the decrease in our gross profit as a percentage of net sales.

Liquidity and capital resources

Our working capital at June 30, 2002 was $(67,194), compared to $54,956 for June 30, 2001 a decrease of approximately $122,150. The change in working capital was primarily attributable to increased cost of goods sold and administrative costs.

Net cash provided by operating activities was $1,576 for the nine months ended June 30, 2002 as compared to $(26,890) for the nine months ended June 30, 2002. This change reflected our net income, decreases in accounts receivable, and increase in accounts payable, accrued expenses.

Net cash used in investing activities was $0 for the nine months ended June 30, 2002 as compared to $8,127 for the nine months ended June 30, 2001. The decrease was a result of no purchases of property and equipment.

Net cash provided by financing activities for the nine months ended June 30, 2002 was $3,635 compared to net cash provided by financing activities of $44,198 for the nine months ended June 30, 2001. This decrease was primarily attributable to proceeds from a private sale of our securities, a reduction in capital lease obligations and an increase in the amount owed to an affiliate.

Since inception, we have primarily funded our operations through proceeds from private sales of our common stock. In October 2000, we raised proceeds of $30,000 through the private sale of our common stock. In January and February, 2001, we raised an additional $59,500 of proceeds from additional private sales of our common stock. We have financed certain equipment acquisitions with capital leases, and as of June 30, 2002 we had outstanding lease commitments of $7,386.

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

During the next 12 months we have no material commitments for capital expenditures. Other than our cash flows from operations, we do not presently have any outside sources of capital. The report of our auditors on our financial statements for the fiscal year ended September 30, 2001 contains a qualification that we will not continue as a going concern. There is substantial doubt we will continue as a going concern. Absent a significant increase in our net sales, we will be required to raise additional working capital to satisfy our liquidity requirements. We currently have no commitments or understandings with third parties to provide us with financing. We cannot guarantee that we will be successful in obtaining additional financing when needed or on terms favorable to our stockholders or us. If we are unable to raise additional working capital as needed, our results of operations and liquidity will be adversely affected.

                           PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

None.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (1)    Exhibits

                99.1    Certification of Chief Executive Officer

                99.2    Certification of Chief Financial Officer


         (2)    Reports on Form 8-K

                None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                        BBC GRAPHICS OF PALM BEACH, INC.


August 19, 2002                       By: /s/ Suzanne Brady
                                      --------------------------------
                                      Suzanne Brady, President,
                                      Chief Executive Officer and
                                      Principal Financial and Accounting Officer