Form 10KSB
period 2002-09-30
BBC GRAPHICS OF PALM BEACH INC
filed 2006-12-22
CIK 1131675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the Fiscal Year ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 333-58326

                        BBC Graphics of Palm Beach, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Florida                                   65-0924471
-----------------------------------           --------------------------------

  (State or other jurisdiction of              (IRS Employer Identification No.)
        incorporation or
        organization)

 205 Van Buren Street, Suite 150
          Herndon, VA                                          20170
---------------------------------------------         ----------------------
(Address of principal executive offices)                     (Zip Code)

                                 (703) 344-0961
                  --------------------------------------------
                           (Issuer's Telephone Number)

         Securities Registered Under Section 12(b) of the Exchange Act:

    Title of each class                None of each exchange on which registered
     -------------------               -----------------------------------------
           None                                         None

         Securities Registered Under Section 12(g) of the Exchange Act:
                                      None
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
YES [ ] NO [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the fiscal year ended September 30, 2002
$193,185.

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule12b-2 of the Exchange Act).   YES [X]     NO [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 28, 2006 was $26,760.

There were 80,000,000 issued and outstanding shares of the registrant's common stock, par value $.001 per share, on November 28, 2006.

Transitional Small Business Disclosure Format (check one):  YES [  ]   NO  [X]

Documents Incorporated By Reference:  None.

                                TABLE OF CONTENTS

PART I
   ITEM 1    DESCRIPTION OF BUSINESS........................................  1
   ITEM 2    DESCRIPTION OF PROPERTY......................................... 5
   ITEM 3    LEGAL PROCEEDINGS..............................................  5
   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  5

PART II
   ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......  5
   ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......  6
   ITEM 7    FINANCIAL STATEMENTS...........................................  9
   ITEM 8    CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE...........................................  9
   ITEM 8A   CONTROLS AND PROCEDURES........................................  9
   ITEM 8B   OTHER INFORMATION.............................................  10

PART III
   ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............. 10
   ITEM 10   EXECUTIVE COMPENSATION......................................... 12
   ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................... 14
   ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 16
   ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K.................................................... 16
   ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES......................... 17

   FINANCIAL STATEMENTS ....................................................F-1

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters discussed under "Description of Business" and "Management's Discussion and Analysis or Plan of Operations." These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements including the words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to our lack of sufficient revenues to cover operating expenses, our history of operating losses, our need for additional financing for working capital purposes, the uncertainty about our ability to continue as a going concern and dependence on our current management team. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended September 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

                                     PART I

ITEM 1.  Description of Business

General

     From our formation in May 1999 through April 2006, we were in the business of providing advertising and graphic design services to our clients. On October 1, 2004, we were administratively dissolved by the State of Florida pursuant to Sections 607.1420 and 607.1421 of the Florida Business Corporation Act. On April 25, 2006, we were reinstated as an active Florida corporation pursuant to
Section 607.1422 of the Florida Business Corporation Act. As of that date, we discontinued our advertising and graphics design business.

     On May 19, 2006, pursuant to a Stock Purchase Agreement between our company, Bluepoint Financial, LLC ("Bluepoint") and Suzanne Mitchell, our former president and chief executive officer (the "Stock Purchase Agreement"), Ms. Mitchell sold Bluepoint 14,800,000 shares of our common stock which she owned for a purchase price of $1.00. In addition, we sold 22,524,000 shares of our common stock to Bluepoint for a purchase price of $40,000. Upon closing of these transactions, Ms. Mitchell and our remaining officers and directors resigned from their positions and appointed Robert Druzak, a principal of Bluepoint, as a director and as our president and chief executive officer.

     Our current plan of operations is to identify and acquire, through merger, acquisition or sale of our common stock, an operating business with growth potential.

     We were organized under the laws of the State of Florida in May 1999. Our principal executive offices are located at 205 Van Buren Street, Suite 150, Herndon, VA 20170, and our telephone number is (703) 334-0961. In September 2000, we changed our fiscal year end from December 31 to September 30.

     On December 22, 2000 we affected a 50,000-for-1 forward stock split. All share amounts included in this Annual Report have been adjusted to reflect this stock split.

Advertising and Graphics Design Business

     The following is a description of our advertising and graphics design business, the business that we operated during the fiscal years covered by this Annual Report:

     We provide a wide range of advertising and graphic design services to our clients. Most typically, these services will include designing, developing and producing:

- - corporate identity packages, including logos, letterhead and business cards,

- - various print media, such as newspaper and magazine ads, posters, trade show booths and outdoor billboards,

- - printed collateral materials such as brochures and catalogs, and

- - promotional materials, such as T-shirts, coffee mugs, and pens.

     We serve a diversified client roster, which is comprised primarily of corporate clients. Our target niche is new companies who are seeking to create an effective corporate identity from which they can market their business. We believe our business focus defines us within our market. We believe we offer our clients a more cost-effective alternative to a traditional advertising agency because, unlike many traditional advertising agencies, we will work for a client on a per project basis as opposed to only handling entire advertising engagements. Because we do not require a long term advertising commitment by our client, our business model allows our clients the freedom to work with several agencies to capture that unique look while staying within their budget.

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

     We consider our relationships with our clients to be good. Due to the nature of the business, any client could at some time in the future reduce its advertising budget, or transfer to another agency all or part of its advertising presently placed through us. Representation of a client does not necessarily mean that we handle all advertising for such client exclusively. In many cases, we handle the advertising of only a portion of a client's products or services. We depend upon a core of clients from which we obtain the bulk of our revenues. For the transition period of the nine months ended September 30, 2001 one of our clients, Beztak Corporation, represented 85% of our net sales, and for the year ended September 31, 2002, two of our clients, Shelby Services and Beztak Corporation represented 28% and 18% of our net sales.

     We internally produce substantially all of the materials required for our clients. Services and materials such as website software design, website hosting, photography, printing and film are generally purchased from outside vendors. We have identified numerous sources for the products and services we purchase from outside vendors. We do not maintain any written contracts with our suppliers. Substantially all of our suppliers are located within Palm Beach County, Florida.

Present Business

     Based on our proposed business activities, we are a "blank check" company. The United States Securities and Exchange Commission (the "SEC") defines a blank check company as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we now also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

     We plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

     Our sole officer and director will undertake the analysis and supervision of new business opportunities. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of our company and the promoters of the opportunity, and the relative negotiating strength of our company and such promoters.

     It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

     Our present stockholders will likely not have control of a majority of the voting shares of the surviving company following a reorganization transaction. As part of such a transaction, our sole director may resign and new directors may be appointed without any vote by stockholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving our company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

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

     We are now in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

     As of September 30, 2002, we employed two people, both of whom were considered full-time employees. Our employees were not represented by a collective bargaining unit. We believe that the relations with our employees were good.

     We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 2.  Description of Property

     We leased approximately 1,000 square feet of commercial space from an unaffiliated third party under a lease terminating in April 2002 at an annual rental of $12,465. We no longer use this space following the discontinuation of our advertising and graphics design business.

     We presently lease a limited amount of office space and administrative support from Bluepoint, our largest stockholder at an annual rental of $5,000. Due to our lack of capital resources, we anticipate paying this rental expense through the issuance of shares of our common stock.

Item 3.  Legal Proceedings

     We know of no pending legal proceedings to which we are a party which are material either individually or in the aggregate.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

Market Information

     There is no market for our common stock. Management does not intend to undertake any efforts to cause a market to develop in our securities until we have successfully concluded a business combination.

Holders

     As of September 30, 2002, we had 53 stockholders of record of our common stock. As of October 27, 2006, we had 57 stockholders of record of our common stock. Such numbers of record stockholders was derived from the records maintained by our transfer agent, Olde Monmouth Stock Transfer Co., Inc.

Dividend Policy

     To date, we have not declared or paid any cash dividends to our stockholders and we do not intend to do so for the foreseeable future. We anticipate that, for the foreseeable future, we will retain all earnings, if any, to finance the continued development of our business. Any future payment of dividends will be determined solely in the discretion of our board of directors.

Recent Sales of Unregistered Securities and Use of Proceeds

     Between October 2000 and November 2000 we sold an aggregate of 1,500,000 shares of our common stock to three individuals in a private transaction exempt from registration in reliance on Section 4(2) of the Securities Act. We received $30,000 in proceeds from these sales. We paid no commissions or underwriting discounts in this transaction. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption there from. The purchasers had access to business and financial information concerning BBC Graphics of Palm Beach. We had reasonable grounds to believe that each purchaser was an accredited investor, as defined by Rule 501 of Regulation D, and the purchaser represented that he was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

     In February 2001 we sold an aggregate of 59.5 units to 57 accredited and sophisticated investors in a private placement exempt from registration pursuant to Rule 506 promulgated under the Securities Act. Each unit consisted of 8,000 shares of our common stock, a Series A warrant to purchase 8,000 shares at $1.00 per share, a Series B warrant to purchase 8,000 shares at $2.00 per share and a Series C warrant to purchase 8,000 shares at $3.00 per share, at a purchase price of $1,000 per unit. We received gross proceeds of $59,500 in this offering. Granite Financial Group, Inc., a broker-dealer, acted as placement agent for us in this offering, and we paid Granite Financial Group, Inc. selling commissions of $5,950. Each of the investors (a) had access to business and financial information concerning BBC Graphics of Palm Beach, (b) represented that they were acquiring the shares for investment purposes only and not with a view towards distribution or resale except in compliance with applicable securities laws and (c) were either accredited investors or had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in BBC Graphics of Palm Beach, and were, therefore, sophisticated investors at the time of purchase. In addition, we had reasonable grounds to believe that 54 of the investors were accredited investors within the meaning of Rule 501 under Regulation D. No general solicitation or advertising was used in connection with this offering and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption there from.

     On May 19, 2006, pursuant to the Stock Purchase Agreement, we sold 22,524,000 shares of common stock to Bluepoint for the aggregate purchase price of $40,000. This transaction was completed pursuant to Section 4(2) of the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this Annual Report.

Overview

     Form our organization in May 1999 through April 2006, we operated an advertising and graphics design business. In April 2006, we discontinued this business after our reinstatement from administrative dissolution. Our current plan of operations is to identify and acquire, through merger, acquisition or sale of our common stock, an operating business with growth potential. We have not yet identified any potential acquisition targets.

Critical Accounting Policies

Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to the realization of accounts receivables. Actual results will differ from these estimates. Present below are those accounting policies that we believe require subjective and complex judgments that could affect reported results:

Revenue Recognition

     Revenue is recognized on the sales of products when the customer receives title to the goods, generally upon delivery. Revenue for sale of products and services is recorded on a gross basis, since the Company is responsible for fulfillment, and is recognized upon the acceptance of the products and services ordered by the customer.

Results of Operations

Twelve Months Ended September 30, 2002 compared to Twelve Months Ended September 30, 2001

                                          Fiscal 2002         Fiscal 2001           $Change             %Change
Revenues                                      $193,185           $252,708          $(59,523)             (23.6)
Cost of Goods Sold                             $81,510           $126,502          $(44,992)             (35.6)
Selling, General and Administrative           $188,880           $217,386          $(28,506)             (13.1)
Expenses
Interest Expense                                $3,306             $3,025              $281                9.3
Net Loss                                       $80,511            $94,205          $(13,694)             (14.5)


Revenues

     Revenue consists primarily of the sales of marketing products. This decrease is primarily due to loss of business due to the highly competitive nature of the industry.

Cost of goods sold

     Cost of goods sold is comprised of two items, purchases and the payment of subcontractors. Cost of goods sold as a percentage of revenues in fiscal 2002 declined to approximately 42% as compared to 50% in fiscal 2001. The decrease in cost of goods sold is due to the commensurate decrease in revenues and better control over costs.

Selling, general, and administrative expenses

Selling, general and administrative expenses are primarily comprised of professional fees and other operating expenses associated with the Company being a public reporting company. The decrease in selling, general, and administrative expenses during fiscal 2002 when compared to the prior year period is primarily due to a decrease in legal fees. The decrease in legal fees was primarily due to higher legal fees incurred during fiscal 2001, associated with the registration statement of shares of common stock issued pursuant to a private placement which occurred during that period. We did not file a registration statement during fiscal 2002. Sales, general and administrative expenses increased as a percentage of revenues in fiscal 2002 to approximately 98% as compared to approximately 86% in fiscal 2001. This increase was due to the relatively fixed nature of these expenses combined with the decline in revenues.

Interest expense

     Interest expense is primarily comprised of expenses associated with our capital lease. The fiscal 2002 interest expense is comparable to the fiscal 2001 expense.

                                            Fiscal 2002         Fiscal 2001          $Change        %Change

Cash Flows From Operating Activities          $4,872           $(42,106)           $46,978            111.6
Cash Flows From Investing Activities              $0            $(5,502)            $5,502            N/A
Cash Flows From Financing Activities           $(154)           $45,719           $(45,873)          (100.3)

         As of September 30, 2002, we had cash on hand of $4,718.

     During fiscal 2002, cash provided by operating activities was $4,872. The cash provided by operating activities resulted primarily from its net loss of approximately $80,500, adjusted for:

o  depreciation  and  amortization  of approximately $4,500;

o decrease in accounts receivable of approximately $30,000 resulting from a corresponding decrease in revenues;

o increase in accrued expenses of approximately $39,000 resulting from delayed payments to vendors due to our financial condition;

o increase in accounts payable of approximately $12,000 resulting from delayed payments to vendors due to our financial condition.

     During fiscal 2001, cash used in operating activities was $42,106. The cash
used  in  operating   activities   resulted  primarily  from  its  net  loss  of
approximately $94,000, adjusted for:

o depreciation and amortization of approximately $20,000;

o increase in imputed officer's compensation of $20,000;

o increase in accounts receivable of approximately $22,000 resulting from a comparable increase in revenues;

o increase in accrued expenses of approximately $14,000 resulting from and increase in expenses associated commensurate with our growth;

o increase in accounts payable of approximately $20,000 resulting from and increase in expenses associated commensurate with our growth.

     During fiscal 2002, we did not generate any cash flows from investing activities. During fiscal 2001, we used cash flows in investing activities of approximately $5,500 in the purchase of property and equipment.

     During fiscal 2002, we used a negligible amount of cash in financing activities. During fiscal 2001, cash provided by financing activities was $45,719. The cash provided by financing activities resulted primarily from:

o proceeds from the sale of common stock amounting to $89,500;

o financing costs associated with the sale of common stock amounting to approximately $31,000.

o principal repayments of capital lease obligation amounting to approximately $12,000.

     Until we complete a business combination, we have no source of revenues to fund our operating expenses. We anticipate incurring expenses for accounting and legal fees related to our filings with the Securities and Exchange Commission, as well as due diligence fees and expenses associated with locating an appropriate company with whom to complete a business combination, and professional fees associated with negotiating and completing a business combination. Bluepoint Financial, LLC, our largest stockholder, will fund these expenses.

Impact of Recently Issued Accounting Pronouncements

     The following accounting pronouncements were issued prior to the end of fiscal 2002 and were considered in preparing the financial statements that appear in this Annual Report: EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." This EITF provides guidance on the accounting for the income statement classifications of amounts charged to customers for shipping and handling.

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

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7.  Financial Statements

     See "Index to Financial Statements" for the financial statements included in Form 10-KSB.

     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

     As  of  September   30,  2002,  we  were  not  obligated  to  evaluate  the
effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Accordingly, no such evaluation was performed by our management.

     As of September 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including Robert Druzak, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Druzak concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2006.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

         Changes in Internal Controls

         There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.


ITEM 8B.  OTHER INFORMATION.

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The following table includes the names, positions held and ages of our executive officers and directors as of September 30, 2002.


        Name                    Age     Current Position(s) with Company
        Suzanne Mitchell        38      President, Chief Executive Officer and
                                        Director

        Julie Mitchell          35      Treasurer, Chief Operating Officer and
                                        Director

        Lisa M. Breuing         41      Director

     All directors serve for one year and until their successors are elected and qualify. Directors do not presently receive compensation for their services as directors. Officers are elected by the board of directors and their terms of office at the discretion of the board.

     A brief description of the business experience of each of these directors and executive officers is as follows:

     Suzanne Mitchell served as our President, Chief Executive Officer and a member of our board of directors from May 1999 through May 2006. From February 1997 until May 1999 she was president and member of the board of directors of BBC Graphics, Inc., a privately held company and our predecessor company. From April 1994 to February 1997 she conducted advertising and design services under the dba BBC Graphics, a sole proprietorship. From 1990 to March 1994, Ms. Mitchell was the art director of Boca Business Center and Advertising and Design Group. Ms. Mitchell received an associate's degree in Graphic Art from George Brown College in Toronto, Canada.

     Julie Mitchell served as our Chief Operating Officer and Treasurer from May 1999 through May 2006, and as a member of our board of directors from October 2000 through May 2006. From December 1998 until February 1999 she was a graphic designer with Movie Ad Corporation, and from January 1998 until December 1998 she was the production manager at Boca Type and Graphics. From January 1997 until January 1998 Ms. Mitchell was print manager at Proctors Printing and from January 1996 until January 1997 Ms. Mitchell was a reservationist at Holiday Inn Sunspree. Ms. Mitchell attended Carlton University in Ontario, Canada and received her associate's degree from The Art Institute of Fort Lauderdale, Florida.

     Lisa M. Breunig served as a member of our board of directors from October 2000 through May 2006. Since June 1999 she has been project manager with PCL Constructors Canada, Inc. From September 1997 until June 1999 Ms. Breunig was a contract administrator with construction contractor O'Brien-Kreitzberg & Associates and from January 1995 until September 1997 she was a project coordinator with Giffels Enterprises Inc. Ms. Breunig received a Civil Engineering Technology Honors Diploma from Sheridan College of Applied Arts and Technology.

     Mrs. Brady, Ms. Mitchell, and Ms. Breunig are sisters.

     The following table includes the name, positions held and age of our present executive officer and director.

        Name            Age     Current Position(s) with Company
        Robert Druzak   52       President, Chief Executive Officer, Chief
                                 Financial Officer and Director

         A brief description of Mr. Druzak's business experience is as follows:

     Robert Druzak was appointed to our board of directors and our President, Chief Executive Officer and Chief Financial Officer in May 2006. Mr. Druzak is a principal of Bluepoint, our largest shareholder. Since 2001, Mr. Druzak has served as Manager of Specialty products for IPSCO Steel, a multi-billion dollar steel producer based in Canada. Prior to that, from 1984 through 2000, Mr. Druzak served as President and Chief Executive Officer of Justin Steel Corporation, a specialty steel distributor. In 2000, Mr. Druzak completed the sale of Justin Steel's assets to a privately owned steel distributor. Mr. Druzak holds a Bachelors of Science degree in Business Management from Houston.

Compliance with Section 16(a) of the Exchange Act

     Because we do not have a class of common equity registered under the Exchange Act, our officers, directors and principal shareholders are not required to file Forms 3, 4 or 5.

Code of Ethics

     We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. As Mr. Druzak is a principal of our majority stockholder, and is the sole member of our Board of Directors, President, Chief Executive Officer and Chief Financial Officer, we do not believe that a formal written Code of Ethics was necessary to regulate his conduct.

Item 10. Executive Compensation

     The following table sets forth compensation paid or accrued during Fiscal 2002, Fiscal 2001 and the transition period ended September 30, 2000 to (i) our Chief Executive Officer, and (ii) the most highly compensated executive officers whose total annual salary and bonuses exceeded earned $100,000 during such fiscal years and transition period.

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                              Annual Compensation        Compensation Awards
                                                                                                Number of
                                                                                             ---------------
Name and Principal Position            Fiscal Year Ended     Salary (1)          Bonus           Options
Suzanne Mitchell                       September 30, 2002      $37,500           $  0               0
President, Chief Executive Officer     September 30, 2001      $21,000           $  0               0
                                       September 30, 2000      $0                $  0               0

(1) For the fiscal year ended December 31, 1999, the transition period of the nine months ended September 30, 2000 and the year ended September 30, 2001, we imputed compensation in the amounts of $35,000, $33,750 and $20,000, respectively, which represented our estimation of the fair value of her services. In March 2001, Ms. Mitchell became a party to an employment agreement providing for annual cash compensation of $56,000, the terms of which are described elsewhere in this annual report.

Option Grants in Fiscal Year 2002/Fiscal Year End option Values

     We did not grant any stock options in Fiscal 2002 and, as of September 30, 2002, there were no options issued and outstanding.

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

     Subject to the provisions of the stock option plan, the board of directors will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 110% holder of our voting stock are exercisable at a price equal to or greater than 10% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board in its discretion. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of the date of this annual report, we have not granted any options under the 2001 stock option plan.

Long Term Incentive Plans

     We currently do not have any long-term incentive plans.

Compensation of Directors

     Our directors are not compensated for any services provided in their capacity as directors.

Employment Agreements and Consulting Agreements

     In March 2000, we entered into an employment agreement with Suzanne Mitchell to serve as our President and Chief Executive Officer. Under the terms of this three-year agreement, we agreed to pay Ms. Mitchell an annual salary of $56,000. The agreement also provides, among other things, for participation in any profit sharing or retirement plan and in other employee benefits applicable to our employees, and certain non-disclosure and non-competition provisions. Under the terms of the agreement, we may terminate the employment of Ms. Mitchell with cause. If we should terminate the agreement for cause, as defined in the agreement, no further compensation is due Ms. Mitchell from the date of termination. As of September 30, 2002 we owed Ms. Mitchell $51,687 in accrued salary. We presently do not owe Ms. Mitchell any amount under our employment agreement with her.

     On May 19, 2006, we entered into a consulting agreement with Ms. Mitchell pursuant to which she agreed to spend no more than five hours per week for a period of one month from the date of the consulting agreement assisting and cooperating in the process of preparing and filing this Annual Report by (i) reviewing our liabilities and assets, (ii) assisting in the preparation of our financial statements, (iii) reviewing our stockholder lists and (iv) reviewing the SEC Filings. Pursuant to the consulting agreement, we agreed to pay Ms. Mitchell a consulting fee of $10,000 in four weekly installments of $2,500. This fee has been paid to Ms. Mitchell.

Repricing of Options

     We have not adjusted or amended the exercise price of any stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

     We presently have 1,000,000 shares of our common stock authorized for issuance under our 2001 stock option plan.

Owners of our Common Stock

     The following table sets forth, as of September 30, 2002 and November 28, 2006, certain information with respect to beneficial ownership of our common stock as of such dates by:

o each person known to us to be the beneficial owner of more than 5% of our common stock;

o each of our directors;

o each of our executive officers; and

o all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of September 30, 2002, 26,976,000 shares of our common stock were issued and outstanding. As of November 28, 2006, 80,000,000 shares of our common stock were issued and outstanding.

September 30, 2002

                                        Amount and Nature of
Name and Address                       Beneficial Ownership(1)  Percent of Class

Suzanne Mitchell                             24,800,000                   91.9
4301 Oak Circle, Suite 25
Boca Raton, FL 33431

Julie Mitchell                                 100,000                       *
4301 Oak Circle, Suite 25
Boca Raton, FL 33431

Lisa M. Breuing                                100,000                       *
4301 Oak Circle, Suite 25
Boca Raton, FL 33431

All directors and executive officers        25,000,000                    92.7
as a group (3 people)

*    Less than 1%


(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

November 28, 2006

                                            Amount and Nature of
Name and Address                           Beneficial Ownership(1)            Percent of Class

Robert Druzak (2)                                52,324,000                        65.4
205 Van Buren Street, Suite 150
Herndon, VA 20170

Bluepoint Financial, LLC                         37,324,000                        46.7
205 Van Buren Street, Suite 150
Herndon, VA 20170

John Signorello (2)                              52,324,000                        65.4
205 Van Buren Street, Suite 150
Herndon, VA  20170

Suzanne Mitchell (3)                             10,000,000                        12.5
2042 Discovery Circle East
Deerfield Beach, FL  33442

All directors and executive officers as a        52,324,000                        65.4
group (1 person)

*    Less than 1%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) Includes 37,324,000 shares of common stock owned by Bluepoint Financial, LLC, our largest stockholder. Bluepoint Financial, LLC is a Nevada limited liability company of which Mr. Druzak and Mr. Signorello are each managers and each own 50% of the outstanding membership interests.

(3) Ms. Mitchell pledged these shares to two lenders as collateral securing her obligation to repay as a loan. Subsequently defaulted on this loan and conveyed possession of the stock certificates and executed stock powers evidencing ownership to these shares. Accordingly, while she remains the record owner of these shares, Ms. Mitchell disclaims beneficial ownership of these shares of common stock.

ITEM 12. Certain Relationships and Related Transactions

We had no transactions during the last two years in excess of $60,000 in which we were a party in which any of our directors, executive officers or any of the security holders listed on the tables in Item 11, or any member of the immediate family of any such persons, had an interest.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

            (a) The following Exhibits are filed as part of this report.

Exhibit No.       Description of Document

2.1 Merger Agreement between BBC Graphics, Inc. and BBC Graphics of Palm Beach, Inc. (Incorporated by reference to Exhibit 2 to the registrant's registration statement on Form SB-2, SEC file number 333-58326).

2.2 Securities Purchase Agreement between BBC Graphics of Palm Beach, Inc., Suzanne Mitchell and Bluepoint Financial, LLC dated as of May 19, 2006.

3.1(a) Certificate of Incorporation of BBC Graphics of Palm Beach, Inc. (Incorporated by reference to Exhibit 3.1(a) to the registrant's registration statement on Form SB-2, SEC file number 333-58326).

3.1(b) Articles of Amendment (Incorporated by reference to Exhibit 3.1(b) to the registrant's registration statement on Form SB-2, SEC file number 333-58326).

3.2 By-laws of BBC Graphics of Palm Beach,  Inc.  (Incorporated  by reference to
Exhibit 3.2 to the registrant's registration statement on Form SB-2, SEC file number 333-58326).

4 Specimen Stock Certificate.

10.1 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the registrant's registration statement on Form SB-2, SEC file number 333-58326).

10.2 Employment Agreement between the Company and Suzanne Brady (Incorporated by reference to Exhibit 10.2 to the registrant's registration statement on Form SB-2, SEC file number 333-58326).

10.3 Office Lease for 4301 Oak Circle,  Suite 25  (Incorporated  by reference to
Exhibit 10.3(a) to the registrant's registration statement on Form SB-2, SEC file number 333-58326).

10.4 Demand Promissory Note dated December 31, 2000 from Suzanne Brady (Incorporated by reference to Exhibit 10.3(b) to the registrant's registration statement on Form SB-2, SEC file number 333-58326).

10.5 Form of Stock Purchase Warrant.

21 Subsidiaries of BBC Graphics of Palm Beach, Inc.

31 Certification dated December 22, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Robert Druzak, Chief Executive Officer.

32 Certification dated December 22, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert Druzak, Chief Executive Officer and Chief Financial Officer.


(b) Current Reports on Form 8-K.

None.

 ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following information represents services provided by Daszkal Bolton Manela Devlin & Co., our principal accountants during Fiscal 2001 and Sherb & Co., LLP, our present principal accountants for work performed in 2006 for Fiscal 2002.

     Audit Fees. During fiscal 2001, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was $13,835. During 2006, the aggregate fees billed for professional services rendered by our principal accountant for the audit of our fiscal 2002 annual financial statements and review of our quarterly financial statements was $7,000.

     Audit-Related Fees. During fiscal 2001 and fiscal 2002, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

     Tax Fees. During fiscal 2001 and fiscal 2002, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

     All Other Fees. During fiscal 2001 and fiscal 2002, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

     Audit Committee Approval. We did not have an audit committee in fiscal 2001 and fiscal 2002. All of the services listed above for Fiscal 2001 were approved by our board of directors. We do not presently have an audit committee. All of the services listed above for fiscal 2002 were approved by Robert Druzak, our Chief Executive Officer and sole director.

                        BBC GRAPHICS OF PALM BEACH, INC.
                               September 30, 2002

                                TABLE OF CONTENTS


Reports of Independent Registered Public
Accounting Firms ........................................... F - 1 through F - 2

Financial Statements:

   Balance Sheets at September 30, 2002................................... F - 3

   Statements of Operations for the year ended September 30, 2002 and September 30, 2001.............................................. F - 4

   Statements of Changes in Stockholders' Deficit from October 1, 2000 to September 30, 2002............................................... F - 5

   Statements of Cash Flows for the year ended September 30, 2002 and September 30, 2001.............................................. F - 6

Notes to Financial Statements.............................. F - 7 through F - 16

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders BBC Graphics of Palm Beach, Inc.

We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of BBC Graphics of Palm Beach, Inc. for the year ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has experienced losses since its inception as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The accompanying financial statements do not include any adjustments that might result from the resolution of these uncertainties.

/s/Daszkal Bolton LLP

Boca Raton, Florida
January 9, 2002

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
BBC Graphics of Palm Beach, Inc.
Boca Raton, Florida


We have audited the accompanying balance sheet of BBC Graphics of Palm Beach, Inc. as of September 30, 2002 and the related statements of operations, changes in stockholder's deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BBC Graphics of Palm Beach, Inc. as of September 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                            /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
October 30, 2006

                        BBC GRAPHICS OF PALM BEACH, INC.
                                  BALANCE SHEET
                               September 30, 2002

                                                                                 September 30,
                                    ASSETS                                            2002
                                                                                 -------------
Current Assets:
  Cash                                                                            $     4,718
  Accounts receivable                                                                  13,875
                                                                                 -------------
     Total current assets                                                              18,593

  Property and equipment, net of accumulated depreciation of $114,317                   1,002
  Other assets                                                                          3,219
                                                                                 -------------
     Total assets                                                                 $    22,814
                                                                                 =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                                $    42,146
  Accrued expenses                                                                     52,381
  Capitalized lease obligations                                                         5,214
                                                                                 -------------
    Total current liabilities                                                     $    99,741

Stockholders' Deficit:
  Preferred Stock, $.001 par value; 3,000,000 shares authorized,  none issued
    or outstanding                                                                          -
  Common stock; $.001 par value; 100,000,000 shares authorized;
   26,976,000 shares at September 30, 2001 and  2002 issued and outstanding            26,976
  Additional paid-in capital                                                           63,319
  Accumulated deficit                                                                (167,222)
                                                                                 -------------
     Total stockholders' deficit                                                  $   (76,927)
                                                                                 -------------

     Total liabilities and stockholders' deficit                                  $    22,814
                                                                                 =============


                                      See Notes to Financial Statements.
                                                     F-3

                        BBC GRAPHICS OF PALM BEACH, INC.
                            STATEMENTS OF OPERATIONS


                                                   Year ended          Year ended
                                                 September 30,       September 30,
                                                      2002                2001
                                               -----------------   -----------------

Net sales                                        $    193,185        $    252,708
Cost of goods sold                                     81,510             126,502
                                               -----------------   -----------------

Gross profit                                          111,675             126,206

Operating expenses:
Selling, general and administrative expenses          188,880             217,386
                                               -----------------   -----------------

    Loss from operations                              (77,205)            (91,180)

Interest expense                                        3,306               3,025

Net loss                                         $    (80,511)       $    (94,205)
                                               =================   =================

Basic and diluted loss per common share          $      (0.00)       $      (0.00)
                                               =================   =================

Basic and diluted weighted average common
shares outstanding                                 26,976,000          26,976,000
                                               =================   =================

                            See Notes to Financial Statements.
                                            F-4

                                          BBC GRAPHICS OF PALM BEACH, INC.
                                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                    From October 1, 2000 to September 30, 2002

                                                      Common Stock
                                               --------------------------     Adittional      Additional
                                                  Shares           $         Paid-in Capital    Deficit       Total
                                               ------------  ------------   ---------------   ----------    ----------

Opening balance, September 30, 2000             25,000,000     $  25,000     $   68,750     $  (65,902)      $27,848
Distributions                                            -             -         (8,910)             -        (8,910)
Reclassification of S-corp. accumulated deficit          -             -        (73,397)        73,397             -
Imputed officer's compensation                           -             -         20,000              -        20,000
Issuance of common stock                         1,976,000         1,976         87,524              -        89,500
Costs associated with issuance of common stock           -             -        (30,648)             -       (30,648)
Net loss for the year                                    -             -              -        (94,205)      (94,205)
                                               ------------  ------------   ------------    -----------    ----------
Balance, September 30, 2001                     26,976,000        26,976         63,319        (86,710)        3,585

Net loss                                                 -             -              -        (80,512)      (80,512)
                                               ------------  ------------   ------------    -----------    ----------
Ending balance, September 30, 2002              26,976,000     $  26,976     $   63,319     $ (167,222)    $ (76,927)
                                               ============  ============   ============    ===========    ==========


                                         See Notes to Financial Statements
                                                          F-5

                                      BBC GRAPHICS OF PALM BEACH, INC.
                                          STATEMENTS OF CASH FLOWS


                                                                           Year ended      Year ended
                                                                          September 30,   September 30,
                                                                              2002            2001
                                                                         ------------    -------------
Cash flows from operating activities:
Net loss                                                                   $ (80,512)       $ (94,205)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization                                                4,497           19,857
  Imputed officer's compensation                                                   -           20,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                  29,894          (21,872)
  Increase (decrease) in cash overdraft                                         (143)             143
  Increase in accrued expenses                                                38,753           13,623
  Increase in accounts payable                                                12,383           20,348
                                                                         ------------    -------------
Net cash provided by (used in) operating activities                            4,872          (42,106)
                                                                         ------------    -------------
Cash flows used in investing activity:
  Purchases of property and equipment                                              -           (5,502)
                                                                         ------------    -------------
Net cash used in investing activity                                                -           (5,502)
                                                                         ------------    -------------
Cash flows from financing activities:
  Principal repayment of capital lease obligations                           (10,399)         (12,338)
  Due from shareholder                                                        10,245            8,115
  Distributions                                                                    -           (8,910)
  Proceeds from sale of common stock                                               -           89,500
  Costs associated with issuance of common stock                                   -          (30,648)
                                                                         ------------    -------------
Net cash (used in) provided by financing activities                             (154)          45,719
                                                                         ------------    -------------
 Net increase (decrease) in cash                                               4,718           (1,889)

Cash, beginning of year                                                            -            1,889
                                                                         ------------    -------------
Cash, end of year                                                          $   4,718        $       -
                                                                         ============    =============
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                   $   3,306        $   3,025
                                                                         ============    =============
  Non-cash transactions affecting investing and financing activities:
    Reclassification of accumulated deficit                                $       -        $  73,397
                                                                         ============    =============

                                       See Notes to Financial Statements.
                                                         F-6

                        BBC GRAPHICS OF PALM BEACH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

BBC Graphics of Palm Beach, Inc. (the "Company") was incorporated in the state of Florida as a Corporation on May 28, 1999 and operated as a full-service nationwide advertising agency with an emphasis on graphic design. The Company's primary sources of revenues included design services such as corporate logo design, as well as all types of printed collateral and displays.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2002.

Revenue Recognition

Revenue is recognized on the sales of products when the customer receives title to the goods, generally upon delivery. Revenue for sale of products and services is recorded on a gross basis, since the Company is responsible for fulfillment, and is recognized upon the acceptance of the products and services ordered by the customer

Customer Concentration Risk

Two of the Company's customers accounted for 28% and 18%, respectively, of its revenues during the fiscal 2002. One of the Company's customers accounted for 35% of its revenues during fiscal 2001.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. As of September 30, 2002, the Company had no deposits in excess of FDIC limits.

The Company's accounts receivable are due from corporate clients located in the United States. Collateral is generally not required. Three of the Company's customers accounted for 51% of its accounts receivable at September 30, 2002. No other customers accounted for more than 10% of its accounts receivable at September 30, 2002.

                        BBC GRAPHICS OF PALM BEACH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Product Concentration

All of the Company's revenues are derived from fees earned from production of advertising materials.

Depreciation

The Company's property and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets, five years. Depreciation expense includes the amortization of capital lease assets.

Use of Estimates

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

Advertising Costs

The Company conducts non-direct response advertising. These costs are expensed as incurred. Advertising costs for fiscal 2002 and 2001 were $31 and $2,545, respectively.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company, with the consent of its shareholders, had elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore no provision for Federal income taxes has been included in these financial statements through February 1, 2001, when a disqualifying event occurred and the Company began taxation as a C corporation.

                        BBC GRAPHICS OF PALM BEACH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Segment reporting

The Company operates in one segment, graphic design. The Company's chief operating decision-making evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Accounting Pronouncements

The following pronouncements were recently adopted:

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

Earnings Per Share

Earnings per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

                        BBC GRAPHICS OF PALM BEACH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

The following table sets forth the computation of basic and diluted net loss per share:


                                                Year ended      Year ended
                                               September 30,   September 30,
                                                   2002            2001
                                             ----------------- ----------------
Numerator:

Net loss                                         ($80,512)       ($94,205)

Denominator:
  Denominator for basic loss per share
   (weighted-average shares)                    26,976,000      26,976,000
  Effect of diluted securities:

  Warrants                                           -               -
                                             ================= ================

  Denominator for dilutive loss per share
  (adjusted weighted-average)                   26,976,000      26,976,000

Basic and diluted loss
per share                                         ($0.00)         ($0.00)

Warrants to purchase 1,428,000 shares of common stock were outstanding during the year ended September 30, 2002, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive to the net loss per share for the period.

Fair value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate their fair value due to their short-term maturities.

Change in fiscal year-end

On or about September 30, 2000 the Company decided to change its fiscal year from December 31 to September 30.

                        BBC GRAPHICS OF PALM BEACH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2002, a provision for doubtful accounts was not considered necessary.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable at September 30, 2002 consist primarily of the salary payable to the president of the Company.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at September 30, 2002:

                                                            September 30,
                                                                 2002
                                                         ---------------------
         Furniture and fixtures                                 $2,040
         Computer Equipment                                     60,557
         Printing machinery and equipment                       52,722
                                                         ---------------------
            Total property and equipment                       115,319
            Less: accumulated depreciation                     114,317
                                                         ---------------------

            Property and equipment, net                         $1,002
                                                         =====================

Depreciation and amortization expense for the year ended September 30, 2002 and the year ended September 30, 2001 were $4,497 and $19,857, respectively.

                        BBC GRAPHICS OF PALM BEACH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 6 - LEASE COMMITMENTS

The Company leases its facility under an operating lease with a term of three years, payable in monthly installments. Total lease expense for the year ended September 30, 2002 and the year ended September 30, 2001 were $12,465 and $11,724, respectively. The minimum annual payment under commitment for the fiscal year 2003 is $12,624.

At September 30, 2002, the future minimum lease payments under capital leases are as follows:

          Year Ending September 30, 2002                   Capital Leases
---------------------------------------------------     ----------------------

Total minimum lease payments                                   $ 5,655
Less: amount representing interest                                (441)
                                                        ----------------------

Present value of net minimum lease payments                     5,214
Less: current maturities                                       (5,214)
                                                        ----------------------
        Total long-term obligation                               $ -
                                                        ======================


NOTE 7 - RELATED PARTY TRANSACTIONS

Due from shareholder consists of a non-interest bearing demand note arising from monies advanced by the Company on the shareholder's behalf. During the year ended September 30, 2001 the Company advanced the shareholder $11,885 and the shareholder paid the Company back $20,000. As of September 30, 2002 the shareholder did not owe the Company any monies.

                        BBC GRAPHICS OF PALM BEACH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 8 - PRIVATE PLACEMENT OFFERINGS

Between October 2000 and November 2000, the Company issued 1,500,000 shares of its common stock, generating proceeds of $30,000.

In February 2001, the Company issued 476,000 shares of its common stock, generating proceeds of $59,500. In connection with this issuance of common stock, the Company issued 1,428,000 warrants to the participating shareholders. The warrants are exercisable at a price ranging from $1.00 to $3.00. The warrants expire on October 15, 2005.

During February 2001, the Company amended its articles of incorporation. As a result of the amendment, the maximum number of shares that the Company shall be authorized to issue and have outstanding at any one time shall be 103,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 3,000,000 shares of preferred stock, par value $0.001 per share.

NOTE 9 - WARRANTS

In February 2001, the Company issued warrants in connection with a private placement offering. The warrants are exercisable for up to 1,428,000 shares of common stock at a weighted average exercise price of $2.00 per share and expire on October 15, 2005. There are 1,428,000 warrants exercisable as of September 30, 2002.

A summary of the activity during fiscal 2002 and 2001 of the Company's warrants is presented below:

                                                                Weighted
                                                                 Average
                                           Warrants          Exercise Price
                                       -----------------    ------------------
Outstanding at October 1, 2000                -                    $-
                                                                    -

Granted                                       -                     -
Exercised                                     -                     -
Expired or cancelled                          -                     -
                                       -----------------    ------------------
Outstanding at September 30, 2001             -                     -

Granted                                   1,428,000               2.00
Exercised                                     -                     -
Expired or cancelled                          -                     -
                                       -----------------    ------------------
Outstanding at September 30, 2002         1,428,000               $2.00
                                       =================    ==================

Exercisable at September 30, 2001             -                     -
Exercisable at September 30, 2002         1,428,000               $2.00
                                       =================    ==================

                        BBC GRAPHICS OF PALM BEACH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 9 - WARRANTS-(continued)

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding at September 30, 2002, for selected exercise price ranges, is as follows:

Warrants:

--------------------------- ---------------------- ----------------------- ---------------------
                                                      Weighted average
Range of exercise prices      Number of warrants    remaining contractual    Weighted average
                                                             life             Exercise price
--------------------------- ---------------------- ----------------------- ---------------------
            $1.00                   476,000               3.7 years               $1.00
--------------------------- ---------------------- ----------------------- ---------------------
            $2.00                   476,000               3.7 years               $2.00
--------------------------- ---------------------- ----------------------- ---------------------
            $3.00                   476,000               3.7 years               $3.00
--------------------------- ---------------------- ----------------------- ---------------------


NOTE 10 -STOCK SPLITS

The Company's board of directors declared the following split of the Company's common stock:

             December 22, 2000                    50,000 for 1

The basic and diluted earnings per share have been adjusted retroactively to give effect to this stock spilt.

NOTE 11 - STOCK OPTION PLAN

Under the Company's stock option plan, adopted March 1, 2001, 1,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options ("ISOs"), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At it's discretion, the Company can also issue Non Statutory Options ("NSOs"). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of a NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of September 30, 2002, no options had been granted.

NOTE 12 - IMPUTED COMPENSATION

The Company recorded officer compensation expense imputed at $20,000 for the year ended September 30, 2001 and $0 for the year ended September 30, 2002.

                        BBC GRAPHICS OF PALM BEACH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 13 - INCOME TAXES

The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table.

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2002 and 2001 is as follows:

                                                      2002            2001
                                                    --------        --------
          Tax at U.S Statutory Rate:                 35.0%           35.0%
          State tax rate, net of federal benefits     3.6             3.6
          Change in valuation allowance             (38.6)          (38.6)
                                                    --------        --------
           Effective tax rate                         0.0%            0.0%
                                                    ========        ========


                                                                  September 30,
                                                                      2002
                                                              -----------------
Deferred tax asset:
  Tax benefit of net operating loss carry forward                 $ 29,000

Valuation allowance:                                               (29,000)
                                                              -----------------
Net deferred taxes ..............................                 $      -
                                                              =================

As of September 30, 2002, the Company had an unused net operating loss carry forward of approximately $74,000 available for use on its future corporate federal tax returns. However, effective with its fiscal year 2006, and due to the discontinuation of its graphic design business and a change in control, the likelihood that the Company will be able to use its existing net operating losses to offset future taxable income is remote.

At the time the Company changed its status from an S Corporation to a C Corporation, the deficit accumulated of $73,397 was reclassified from accumulated deficit to additional paid-in capital.

                        BBC GRAPHICS OF PALM BEACH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses from operations since its inception as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is after discontinuation of its graphics design business is dependent upon its ability to obtain equity or debt financing. Management is unable to determine whether it will be successful in obtaining such equity or debt financing.

NOTE 15 - SUBSEQUENT EVENTS

In April 2006, the Company discontinued operations associated with the graphic design business that was organized in 1999. The Company's current plan of operations consists of acquiring an operating business. The Company has not identified a target acquisition yet. The Company's current plan of business is to seek merger or acquisition opportunities.

During May 2006, the Company issued 22,524,000 shares of common stock for $40,000.

During July 2006, the Company issued 30,500,000 shares of common stock to its officers and consultants for services rendered.

Effective with its fiscal year 2006, and due to the discontinuation of its graphic design business and a change in control, the likelihood that the Company will be able to use its existing net operating losses to offset future taxable income is remote.

                                   SIGNATURES


              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BBC GRAPHICS OF PALM BEACH, INC.


     Date:    December 22, 2006   /s/ Robert Druzak
                                  ---------------------------------------------
                                  Robert Druzak
                                  Chief Executive Officer and Chief
                                  Financial Officer
                                 (principal financial officer and principal
                                  accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                      Title                       Date



     /s/ Robert Druzak         Chief Executive Officer,       December 22, 2006
         Robert Druzak         Chief Financial Officer and
                               Director