Form 10QSB
period 2006-12-31
BBC GRAPHICS OF PALM BEACH INC
filed 2007-04-18
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-49865

BBC Graphics of Palm Beach, Inc.

(Name of Small Business Issuer)

Florida	65-0924471
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

205 Van Buren Street, Suite 150 Herndon, Virginia	20170
(Address of principal executive offices)	(Zip Code)

(703) 344-0961

(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒      NO ☐

There were 84,500,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at April 12, 2007.

BBC GRAPHICS OF PALM BEACH, INC.

INDEX

Page

Part I.	Financial Information
Item 1.	Financial Statements
Balance Sheet at December 31, 2006 (unaudited)	1

Statements of Operations for the Three Months Ended December 31, 2006

and December 31, 2005 (unaudited)	2

Statements of Cash Flows for the Three Months Ended December 31, 2006

and December 31, 2005 (unaudited)	3
Notes to unaudited Financial Statements	4
Item 2.	Management’s Discussion and Analysis	10
Item 3.	Controls and Procedures	14
Part II.	Other Information
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6.	Exhibits	15

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BBC GRAPHICS OF PALM BEACH, INC.

BALANCE SHEET

December 31, 2006

(Unaudited)

ASSETS	December 31, 2006

Current Assets:
$—
Total assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses and accounts payable	$61,630
Bank overdraft	332
Due to shareholder	17,643
Total current liabilities	$79,605

Stockholders’ Deficit:
Preferred Stock; $.001 par value; 3,000,000 shares authorized, none issued and outstanding	—
Common stock; $.001 par value; 100,000,000 shares authorized; 84,500,000 shares issued and outstanding	84,500
Additional paid-in capital	148,320
Accumulated deficit	(312,425)

Total stockholders’ deficit	$(79,605)

Total liabilities and stockholders’ deficit	$—

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three-month period ended December 31, 2006	Three-month period ended December 31, 2005

Revenues	$—	$—

Operating expenses:
Selling, general and administration expenses	20,133	1,700

Loss from continuing operations	(20,133)	(1,700)

Loss from discontinued operations	—	(4,736)

Net loss	$(20,133)	$(6,436)

Basic and Diluted earnings per common share from continued operations	$(0.00)	$(0.00)

Basic and Diluted earnings per common share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	81,500,000	26,976,000

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-month period ended December 31, 2006	Three-month period ended December 31, 2005

Cash flows from operating activities:
Loss from continuing operations	$(20,133)	$(1,700)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares issued for services rendered	7,991	—
Changes in operating assets and liabilities:
(Decrease) increase in accrued expenses and accounts payable	(15,864)	1,500
	(7,873)	1,500
Cash flows used in continuing operations	(28,006)	(200)

Loss from discontinued operations	—	(4,736)
Increase in liabilities of discontinued operations	—	6,885
	—	2,149

Net cash (used in) provided by operating activities	(28,006)	1,949

Cash flows from financing activities:
Proceeds from subscription receivable	10,363	—
Advances from shareholder	17,643	—
Contribution to capital	—	—

Net cash provided by financing activities	28,006	—

Net increase in cash	—	1,949

Cash, beginning of period	—	697

Cash, end of period	$—	$2,646

Cash paid during the period for interest	$—	$—

Cash paid during the period for taxes	$—	$—

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

BBC Graphics of Palm Beach, Inc. (the “Company”) was incorporated in the state of Florida on May 28, 1999 and operated as a full-service nationwide advertising agency with an emphasis on graphic design. The Company’s primary sources of revenues included design services such as corporate logo design, as well as all types of printed collateral and displays.

In April 2006, the Company discontinued operations associated with the graphic design business that was organized in 1999. The Company’s current plan of operations consists of acquiring an operating business. The Company has not identified a target acquisition yet. The Company’s current plan of business is to seek merger or acquisition opportunities. The Company’s graphic design business operations are accounted for as discontinued operations in the accompanying financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses from its graphic business operations since its inception as well as negative cash flows from its current operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue in existence as a going concern, after discontinuation of its graphics design business, is dependent upon its ability to obtain equity or debt financing. Management is unable to determine whether it will be successful in obtaining such equity or debt financing.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss from Continuing Operations

The loss from continuing operations was $20,133 and $1,700 for the three-month period ending December 2006 and 2005, respectively. Operating expenses were $20,133 and $1,700 during the three-month period ending December 2006 and 2005, respectively.

Loss from Discontinued Operations

The loss from discontinued operations was $4,736 for the three-month period ending December 2005. The loss from discontinued operations consists of revenue from discontinued operations of $22,880, as well as expenses from discontinued operations of $27,616.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2006.

Revenue Recognition

Revenue is recognized on the sales of products when the customer receives title to the goods, generally upon delivery. Revenue for sale of products and services is recorded on a gross basis, since the Company is responsible for fulfillment, and is recognized upon the acceptance of the products and services ordered by the customer

Customer Concentration Risk

Five of the Company’s customers amounted for approximately 21%, 16%, 15%, 11% and 10% of its revenue during the three-month period ending December 2005.

Concentration of Credit Risk

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. As of December 31, 2006, the Company had no deposits in excess of FDIC limits.

Product Concentration

All of the Company’s revenues were derived from fees earned from its discontinued operations, the graphic business design.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Segment reporting

The Company operated in one segment, graphic design. The Company’s chief operating decision-making evaluated the performance of the Company based upon revenues and expenses by functional areas, including its loss from discontinued operations, as disclosed in the Company’s statements of operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

On July 13, 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”), entitled, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”. Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FASB’s summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as “book” vs. “tax”) will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for “derecognition” of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48, once adopted, will have a significant impact on its financial position, operating results, or cash flows.

Earnings Per Share

Earnings per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share,” which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

The following table sets forth the computation of basic and diluted earnings loss per share:

Numerator:	Three month period ended December 31, 2006	Three month period ended December 31, 2005

Loss from continuing operations	$(20,133)	$(1,700)

Loss from discontinued operations	—	(4,736)

Net loss	$(20,133)	$(6,436)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	81,500,000	26,976,000

Denominator for dilutive loss per share
(adjusted weighted-average)	81,500,000	26,976,000

Basic and diluted loss per share from continuing operations	$0.00	$0.00

Basic and diluted loss per share from discontinued operations	$0.00	$0.00

Fair value of Financial Instruments

The carrying value of bank overdraft and accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2006

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable at December 31, 2006 amounted to approximately $39,000. Accrued expenses related to continued operations and discontinued operations at December 31, 2006 amounted to approximately $19,000 and $3,500, respectively.

NOTE 4 – DUE TO SHAREHOLDER

One of the Company’s shareholders advanced to the Company approximately $18,000 during the three-month period ended December 31, 2006. The advance is unsecured, non-interest bearing and is payable on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

During November 2006, the Company issued 4,500,000 shares of common stock to two individuals which were valued at approximately $8,000, the fair market value at the date of issuance, and are included in selling, general and administrative expenses in the accompanying financial statements. The value of these shares was based on the value per share of a May 2006 private placement offering pursuant to which the Company issued 22,524,000 shares for $40,000.

NOTE 6 – WARRANTS

In February 2001, the Company issued warrants in connection with a private placement. The warrants were exercisable for up to 1,428,000 shares of common stock at an average exercise price $2.00 per share, but expired on October 15, 2005 unexercised.

NOTE 7- STOCK OPTION PLAN

Under the Company’s stock option plan, adopted March 1, 2001, 1,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of December 31, 2006, no options had been granted.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Registration Statement on Form 10-SB/A filed on March 22, 2007. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.	Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

Overview

From our organization in May 1999 through April 2006, we operated an advertising and graphics design business. In April 2006, we discontinued this business after our reinstatement from administrative dissolution. Our current plan of operations is to identify and acquire, through merger, acquisition or sale of our common stock, an operating business with growth potential. We have not yet identified any potential acquisition targets.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)          preparation of current, quarterly and annual reports required to be filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) or proxy statements or information statements required to be delivered to shareholders pursuant to Section 14 of the Exchange Act; and

(ii)          costs relating to identifying and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

                Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to the realization of accounts receivables. Actual results will differ from these estimates. Presented below are those accounting policies that we believe require subjective and complex judgments that could affect reported results:

Results of Operations

Three Months Ended December 31, 2006 (Fiscal 2007-First Quarter) vs. Three Months Ended December 31, 2005 (Fiscal 2006-First Quarter)

	Fiscal 2007– First Quarter	Fiscal 2006 – First Quarter	$ Change
Revenues	$0	$0	$0
Selling, General and Administration Expenses	20,133	1,700	18,433
Loss from Continuing Operations	20,133	1,700	18,433
Loss from Discontinued Operations	0	4,736	(4,736)
Net Loss	20,133	6,436	13,697

Selling, general and administrative expenses are primarily comprised of professional fees and other operating expenses associated with our status as a public company, and our efforts to identify and consummate an acquisition of an operating company. The increase in selling, general, and administrative expenses during Fiscal 2007 – First Quarter when compared to Fiscal 2006 – First Quarter is primarily due to an increase in accounting, legal, consulting and other professional fees. The increase in such fees was primarily due to the filing of the registration statement on Form 10-SB during Fiscal 2007 – First Quarter as well the issuance of shares for strategic services rendered in November 2006. No such expenses occurred during Fiscal 2006 – First Quarter.

There was neither a loss nor a gain from discontinued operations during Fiscal 2007 – First Quarter. Loss from discontinued operations Fiscal 2006 – First Quarter included revenues from discontinued operations of $22,880 and expenses from discontinued operations of $27,616.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended December 31, 2006 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Changes in Financial Position, Liquidity and Capital Resources

	Fiscal 2007– First Quarter	Fiscal 2006 – First Quarter	$ Change
Cash Flow from Operating Activities	$(28,006)	$1,949	$(29,955)
Cash Flow from Investing Activities	0	0	0
Cash Flow from Financing Activities	28,006	0	28,006

During Fiscal 2007 – First Quarter, our cash used by operating activities resulted primarily from:

•

our loss from continuing operations of approximately $20,000 and a decrease in accrued expenses and accounts payable of approximately $16,000, offset by the fair value of shares issued to consultants for services rendered of approximately $8,000.

During Fiscal 2007 – First Quarter, our cash provided by financing activities resulted primarily from:

•	advances from a shareholder of approximately $18,000 and the proceeds from a subscription receivable of approximately $10,000.

During Fiscal 2006 – First Quarter, our cash provided by operating activities resulted primarily from:

•	our loss from continuing operations of $1,700, offset by an increase in accrued expenses and accounts payable from continuing operations of $1,500; and
•	our loss from discontinued operations of approximately $4,700, offset by an increase in liabilities of approximately $7,000.

As of December 31, 2006, we had a bank overdraft of $332. As of April 6, 2007, we have cash of approximately $1,500. Until we complete a business combination, we have no source of revenues to fund our operating expenses. We anticipate incurring expenses for accounting and legal fees related to our filings with the Securities and Exchange Commission, as well as due diligence fees and expenses associated with locating an appropriate company with whom to complete a business combination, and professional fees associated with negotiating and completing a business combination. Bluepoint Financial, LLC, our largest stockholder, presently plans to fund these expenses.

We presently have no plans to hire any additional personnel in connection with our continuing operations. However, if operations are expanded through a business combination or acquisition, we expect to hire personnel to work in the new operating company and may enter into full-time employment agreements with our president or others to oversee our new operations. The number of employees which we may be hire will be determined based on our ability to support the increased cost through cash flow generated by such business.

Impact of Recently Issued Accounting Pronouncements

The following accounting pronouncements were issued prior to the end of fiscal 2006 and were considered in preparing the financial statements that appear in this report:

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We believe that this Statement will have no impact on our financial statements once adopted.

                On July 13, 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”), entitled, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”. Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FASB’s summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as “book” vs. “tax”) will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for “derecognition” of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We do not believe that FIN 48, once adopted, will have a significant impact on our financial position, operating results, or cash flows.

The Company’s adoption of these pronouncements did not have a material effect on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Robert Druzak, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Druzak concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2.	Unregistred Sales of Equity Securities and Use of Proceeds

On November 30, 2006, we issued an aggregate of 4,500,000 shares of common stock to two consultants in exchange for strategic advisory services rendered to us. This transaction was completed pursuant to Section 4(2) of the Securities Act.

Item 6.	Exhibits
Exhibit No.	Description of Document
2.1

Merger Agreement between BBC Graphics, Inc. and BBC Graphics of Palm Beach, Inc. (Incorporated by reference to Exhibit 2 to the registrant’s registration statement on Form SB-2, SEC file number 333-58326).

2.2

Securities Purchase Agreement between BBC Graphics of Palm Beach, Inc., Suzanne Mitchell and Bluepoint Financial, LLC dated as of May 19, 2006. (Incorporated by reference to Exhibit 2.2 of the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 filed on December 22, 2006).

3.1(a)	Certificate of Incorporation of BBC Graphics of Palm Beach, Inc. (Incorporated by reference to Exhibit 3.1(a) to the registrant’s registration statement on Form SB-2, SEC file number 333-58326).
3.1(b)	Articles of Amendment (Incorporated by reference to Exhibit 3.1(b) to the registrant’s registration statement on Form SB-2, SEC file number 333-58326).
3.2	By-laws of BBC Graphics of Palm Beach, Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form SB-2, SEC file number 333-58326).
4	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4 of the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 filed on December 22, 2006).
10.1	Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form SB-2, SEC file number 333-58326).
31.1

Certification dated April 16, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

32.1

Certification dated April 16, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBC GRAPHICS OF PALM BEACH, INC.
Date: April 18, 2007	/s/ Robert Druzak
Robert Druzak
Chief Executive Officer and Chief Financial Officer
(principal financial officer and principal accounting officer)