Form 10QSB
period 2007-03-31
BBC GRAPHICS OF PALM BEACH INC
filed 2007-05-10
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

(703) 344-7004

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
YES ☒      NO ☐

There were 84,500,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at May 8, 2007.

BBC GRAPHICS OF PALM BEACH, INC.

INDEX

Page

Part I.	Financial Information
Item 1.	Financial Statements
Balance Sheet at March 31, 2007 (unaudited)	1
Statements of Operations for the Three and Six Months Ended March 31, 2007 and March 31, 2006 (unaudited)	2
Statements of Cash Flows for the Three and Six Months Ended March 31, 2007 and March 31, 2006 (unaudited)	3
Notes to unaudited Financial Statements	4
Item 2.	Management’s Discussion and Analysis	9
Item 3A(T).	Controls and Procedures	14
Part II.	Other Information
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6.	Exhibits	15

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BBC GRAPHICS OF PALM BEACH, INC.

BALANCE SHEET

March 31, 2007

(Unaudited)

ASSETS	March 31, 2007

Current Assets:
$—
Total assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses and accounts payable	$57,738
Due to shareholder	55,159
Total current liabilities	112,897

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 3,000,000 shares authorized, none issued
and outstanding	—
Common stock; $.001 par value; 100,000,000 shares authorized;
84,500,000 shares issued and outstanding	84,500
Additional paid-in capital	148,320
Accumulated deficit	(345,717)

Total stockholders’ deficit	(112,897)

Total liabilities and stockholders’ deficit	$—

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Six-month period ended March 31,		Three-month period ended March 31,
	2007	2006	2007	2006

Revenues	$—	$—	$—	$—

Operating expenses:
Selling, general, and administration expenses	51,834	1,700	31,701	—

Loss from continuing operations	(51,834)	(1,700)	(31,701)	—

Loss from discontinued operations	(1,592)	(7,930)	(1,592)	(3,194)

Net loss	$(53,426)	$(9,630)	$(33,293)	$(3,194)

Basic and Diluted earnings per common share
from continued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted earnings per common share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	83,000,000	26,976,000	83,000,000	26,976,000

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ended March 31,2007	Six-month period ended March 31,2006

Cash flows from operating activities:
Loss from continuing operations	$(51,834)	$(1,700)
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of shares issued for services rendered	7,991	—
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and accounts payable	(19,756)	1,500
	(11,765)	1,500
Cash flows used in continuing operations	(63,599)	(200)

Loss from discontinued operations	(1,592)	(7,930)
Increase in liabilities of discontinued operations	—	6,488
	(1,592)	(1,442)

Net cash used in operating activities	(65,191)	(1,642)

Cash flows from financing activities:
Proceeds from subscription receivable	10,364	—
Advances from shareholder	55,159	—
(Decrease) Increase in bank overdraft	(332)	945

Net cash provided by financing activities	65,191	945

Net decrease in cash	—	(697)

Cash, beginning of period	—	697

Cash, end of period	$—	$—

Cash paid during the period for interest	$—	$—

Cash paid during the period for taxes	$—	$—

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the six-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2006 included in our Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on March 22, 2007.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss from Continuing Operations

The loss from continuing operations was $51,834 and $1,700 for the six-month period ended March 31, 2007 and 2006, respectively. Operating expenses were $51,834 and $1,700 during the six-month period ended March 31, 2007 and 2006, respectively.

Loss from Discontinued Operations

The loss from discontinued operations was $1,592 and $7,930 for the six-month periods ended March 31, 2007 and 2006. The loss from discontinued operations consists of revenue from discontinued operations of $0 and $39,547, as well as expenses from discontinued operations of $1,592 and $47,477 for the six-month periods ended March 31, 2007 and 2006.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of six months or less to be cash equivalents. There were no cash equivalents at March 31, 2007.

Customer Concentration Risk

Five of the Company’s customers amounted for approximately 28%, 19%, 14%, 10% and 10% of its revenue during the six-month period ended March 31, 2006.

Concentration of Credit Risk

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. As of March 31, 2007, the Company had no deposits in excess of FDIC limits.

Product Concentration

All of the Company’s revenues were derived from fees earned from its discontinued operations, the graphic business design.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

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

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

The following table sets forth the computation of basic and diluted earnings loss per share:

	Six month period ended	Six month period ended
	March 31, 2007	March 31, 2006
Numerator:
Loss from continuing operations	$(51,834)	$(1,700)

Loss from discontinued operations	(1,592)	(7,930)

Net loss	$(53,426)	$(9,630)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	83,000,000	26,976,000

Denominator for dilutive loss per share
(adjusted weighted-average)	83,000,000	26,976,000

Basic and diluted loss per share from continuing operations	$0.00	$0.00

Basic and diluted loss per share from discontinued operations	$0.00	$0.00

Fair value of Financial Instruments

The carrying value of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable at March 31, 2007 amounted to approximately $40,000. Accrued expenses related to continuing operations and discontinued operations at March 31, 2007 amounted to approximately $15,000 and $3,000, respectively.

NOTE 4 – DUE TO SHAREHOLDER

One of the Company’s shareholders advanced approximately $55,000 to the Company during the six-month period ended March 31, 2007. The advance is unsecured, non-interest bearing and is payable on demand.

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

NOTE 7 – STOCK OPTION PLAN

Under the Company’s stock option plan, adopted March 1, 2001, 1,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of March 31, 2007, no options had been granted.

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

                We may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the valuation of common stock issued in exchange for services rendered to us. Actual results will differ from these estimates.

Results of Operations

Three months Ended March 31, 2007 (Fiscal 2007-Second Quarter) vs. Three months Ended March 31, 2006 (Fiscal 2006-Second Quarter)

	Fiscal 2007 – Second Quarter	Fiscal 2006 – Second Quarter	$ Change
Revenues	$ –	$ –	$ –
Selling, General and Administration Expenses	31,701	–	31,701
Loss from Continuing Operations	31,701	–	31,701
Loss from Discontinued Operations	1,592	3,194	(1,602)
Net Loss	33,293	3,194	30,099

Selling, general and administrative expenses are primarily comprised of professional fees and other operating expenses associated with our status as a public company, and our efforts to identify and consummate an acquisition of an operating company. The increase in selling, general, and administrative expenses during Fiscal 2007 – Second Quarter when compared to Fiscal 2006 – Second Quarter is primarily due to an increase in accounting, legal, consulting and other professional fees. The increase in such fees was primarily due to the completion of the registration statement on Form 10-SB during Fiscal 2007 – Second Quarter as well the preparation of a Quarterly Report on Form 10-QSB. No such expenses occurred during Fiscal 2006 – Second Quarter.

Loss from discontinued operations Fiscal 2007 – Second Quarter included expenses from discontinued operations of $1,592. Loss from discontinued operations Fiscal 2006 – Second Quarter included revenues from discontinued operations of $16,667 and expenses from discontinued operations of $19,861.

Six Months Ended March 31, 2007 (Fiscal 2007 – Six Months) vs. Six Months Ended March 31, 2006 (Fiscal 2006 – Six Months)

	Fiscal 2007 – Six Months	Fiscal 2006 – Six Months	$ Change
Revenues	$ –	$ –	$ –
Selling, General and Administration Expenses	51,834	1,700	50,134
Loss from Continuing Operations	51,834	1,700	50,134
Loss from Discontinued Operations	1,592	7,930	(6,338)
Net Loss	53,426	9,630	43,796

                Selling, general and administrative expenses are primarily comprised of professional fees and other operating expenses associated with our status as a public company, and our efforts to identify and consummate an acquisition of an operating company. The increase in selling, general, and administrative expenses during Fiscal 2007 – Six Months when compared to Fiscal 2006 – Six Months is primarily due to an increase in accounting, legal, consulting and other professional fees. The increase in such fees was primarily due to the filing of the registration statement on Form 10-SB and a Quarterly Report on Form 10-QSB during Fiscal 2007 – Six Months as well the issuance of shares for strategic services rendered in November 2006. No such expenses occurred during Fiscal 2006 – Six Months.

Loss from discontinued operations Fiscal 2007 – Six Months included expenses from discontinued operations of $1,592. Loss from discontinued operations Fiscal 2006 – Six Months included revenues from discontinued operations of $39,547 and expenses from discontinued operations of $47,477.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended March 31, 2007 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Changes in Financial Position, Liquidity and Capital Resources

	Fiscal 2007 – Six Months	Fiscal 2006 – Six Months	$ Change
Cash Flow from Operating Activities	$ (65,191)	$ (1,642)	$ (63,549)
Cash Flow from Investing Activities	–	–	–
Cash Flow from Financing Activities	65,191	945	64,246

During Fiscal 2007 – Six Months, our cash used by operating activities resulted primarily from:

•

our loss from continuing operations of approximately $52,000 and a decrease in accrued expenses and accounts payable of approximately $20,000, offset by the fair value of shares issued to consultants for services rendered of approximately $8,000; and

•	our loss from discontinued operations of approximately $1,600.

During Fiscal 2007 – Six Months, our cash provided by financing activities resulted primarily from:

•	advances from a shareholder of approximately $55,000 and the proceeds from a subscription receivable of approximately $10,400, offset by a decrease in bank overdraft of approximately $300.

During Fiscal 2006 – Six Months, our cash provided by operating activities resulted primarily from:

•	our loss from continuing operations of $1,700, offset by an increase in accrued expenses and accounts payable from continuing operations of $1,500; and
•	our loss from discontinued operations of approximately $8,000, offset by an increase in liabilities of approximately $6,500.

During Fiscal 2006 – Six Months, our cash provided by financing activities resulted primarily from a bank overdraft of $945.

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

Item 3A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Robert Druzak, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Druzak concluded that our disclosure controls and procedures are effective.

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

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.	Exhibits
Exhibit No.	Description of Document
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
31.1

Certification dated May 10, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

32.1

Certification dated May 10, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBC GRAPHICS OF PALM BEACH, INC.
Date: May 10, 2007	/s/ Robert Druzak
Robert Druzak
Chief Executive Officer and Chief Financial Officer
(principal financial officer and principal accounting officer)