Form 10QSB
period 2007-06-30
BBC GRAPHICS OF PALM BEACH INC
filed 2007-08-10
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2007

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
YES ☒      NO ☐

There were 84,500,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at August 6, 2007.

BBC GRAPHICS OF PALM BEACH, INC.

INDEX

Page

Part I.	Financial Information
Item 1.	Financial Statements
Balance Sheet at June 30, 2007 (unaudited)	1
Statements of Operations for the Three and Nine Months Ended June 30, 2007 and June 30, 2006 (unaudited)	2
Statements of Cash Flows for the Nine Months Ended June 30, 2007 and June 30, 2006 (unaudited)	3
Notes to unaudited Financial Statements	4
Item 2.	Management’s Discussion and Analysis	8
Item 3.	Controls and Procedures	12
Part II.	Other Information
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 6.	Exhibits	13

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BBC GRAPHICS OF PALM BEACH, INC.

BALANCE SHEET

June 30, 2007

(Unaudited)

ASSETS	June 30, 2007

Current Assets:
$—
Total assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses and accounts payable	$67,119
Due to shareholder	67,475
Total current liabilities	134,594

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 3,000,000 shares authorized, none issued
and outstanding	—
Common stock; $.001 par value; 100,000,000 shares authorized;
84,500,000 shares issued and outstanding	84,500
Additional paid-in capital	148,320
Accumulated deficit	(367,414)

Total stockholders’ deficit	(134,594)

Total liabilities and stockholders’ deficit	$—

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine-month period ended June 30,		Three-month period ended June 30,
	2007	2006	2007	2006

Revenues	$—	$—	$—	$—

Operating expenses:
Selling, general, and administration expenses	73,450	16,245	21,616	14,545

Loss from continuing operations	(73,450)	(16,245)	(21,616)	(14,545)

Loss from discontinued operations	(1,673)	(12,130)	(81)	(4,200)

Net loss	$(75,123)	$(28,375)	$(21,697)	$(18,745)

Basic and Diluted earnings per common share
from continued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted earnings per common share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	83,000,000	26,976,000	83,000,000	26,976,000

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-month period ended June 30, 2007	Nine-month period ended June 30, 2006

Cash flows from operating activities:
Loss from continuing operations	$(73,450)	$(16,245)
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of shares issued for services rendered	7,991	40,000
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and accounts payable	(11,968)	1,501
	(3,977)	41,501
Cash flows (used in) provided by continuing operations	(77,427)	25,256

Loss from discontinued operations	(1,673)	(12,130)
Increase in liabilities of discontinued operations	1,593	6,488
	(80)	(5,642)

Net cash (used in) provided by operating activities	(77,507)	(19,614)

Cash flows from financing activities:
Proceeds from subscription receivable	10,364	(21,433)
Advances from shareholder	67,475	—
(Decrease) Increase in bank overdraft	(332)	1,122

Net cash provided by (used in) financing activities	77,507	(20,311)

Net decrease in cash	—	(697)

Cash, beginning of period	—	697

Cash, end of period	$—	$—

Cash paid during the period for interest	$—	$—

Cash paid during the period for taxes	$—	$—

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

BBC Graphics of Palm Beach, Inc. (the “Company”) was incorporated in the state of Florida as a Corporation on May 28, 1999 and operated as a full-service nationwide advertising agency with an emphasis on graphic design. The Company’s primary sources of revenues included design services such as corporate logo design, as well as all types of printed collateral and displays.

In April 2006, the Company discontinued operations associated with the graphic design business that was organized in 1999. The Company’s current plan of operations consists of acquiring an operating business. The Company has not yet identified a target acquisition. The Company’s current plan of business is to seek merger or acquisition opportunities. The Company’s graphic design business operations are accounted for as discontinued operations in the accompanying financial statements.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the nine-month period ending June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss from Continuing Operations

The loss from continuing operations was $73,450 and $16,245 for the nine-month period ending June 30, 2007 and 2006, respectively. Operating expenses were $73,450 and $16,245 during the nine-month period ending June 30, 2007 and 2006, respectively.

Loss from Discontinued Operations

The loss from discontinued operations was $1,673 and $12,130 for the nine-month period ending June 30, 2007 and 2006, respectively. The loss from discontinued operations consists of revenue from discontinued operations of $0 and $39,647, as well as expenses from discontinued operations of $1,673 and $51,777 for the nine-month periods ended June 30, 2007 and 2006.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2007.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Customer Concentration Risk

Five of the Company’s customers amounted for approximately 28%, 19%, 14%, 10% and 10% of its revenue during the nine-month period ending June 30, 2006.

Concentration of Credit Risk

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. As of June 30, 2007, the Company had no deposits in excess of FDIC limits.

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

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

The following table sets forth the computation of basic and diluted earnings loss per share:

	Nine month period ended	Nine month period ended
	June 30, 2007	June 30, 2006
Numerator:
Loss from continuing operations	$(73,450)	$(16,245)

Loss from discontinued operations	(1,673)	(12,130)

Net loss	$(75,123)	$(28,375)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	83,000,000	26,976,000

Denominator for dilutive loss per share
(adjusted weighted-average)	83,000,000	26,760,000

Basic and diluted loss per share from continuing operations	$0.00	$0.00

Basic and diluted loss per share from discontinued operations	$0.00	$0.00

Fair value of Financial Instruments

The carrying value of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable at June 30, 2007 amounted to approximately $41,000. Accrued expenses related to continuing operations and discontinued operations at June 30, 2007 and 2006 amounted to approximately $27,000 and $31,000, respectively.

NOTE 4 – DUE TO SHAREHOLDER

One of the Company’s shareholders advanced to the Company approximately $67,475 during the nine-month period ended June 30, 2007. The advance is unsecured, non-interest bearing and is payable on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

During November 2006, the Company issued 4,500,000 shares of common stock to two individuals which were valued at approximately $8,000, the fair market value at the date of issuance, and are included in selling, general, and administrative expenses in the accompanying financial statements. The value of these shares was based on the value per share of a May 2006 private placement pursuant to which the Company issued 22,524,000 shares for $40,000.

NOTE 6 – STOCK OPTION PLAN

Under the Company’s stock option plan, adopted March 1, 2001, 1,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of June 30, 2007, no options had been granted.

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

Results of Operations

Three months Ended June 30, 2007 (Fiscal 2007-Third Quarter) vs. Three months Ended June 30, 2006 (Fiscal 2006-Third Quarter)

	Fiscal 2007 – Third Quarter	Fiscal 2006 – Third Quarter	$ Change
Revenues	$ –	$ –	$ –
Selling, General and Administration Expenses	21,616	14,545	7,071
Loss from Continuing Operations	21,616	14,545	7,071
Loss from Discontinued Operations	81	4,200	(4,119)
Net Loss	21,697	18,745	2,952

Selling, general and administrative expenses are primarily comprised of professional fees and other operating expenses associated with our status as a public company, and our efforts to identify and consummate an acquisition of an operating company. The increase in selling, general, and administrative expenses during Fiscal 2007 – Third Quarter when compared to Fiscal 2006 – Third Quarter is primarily due to an increase in accounting, legal, consulting and other professional fees. The increase in such fees were primarily due to the completion of the required filings with the Securities and Exchange Commission. No such expenses were incurred during Fiscal 2006 – Third Quarter as the Company was not obligated to complete such filings during Fiscal 2006 – Third Quarter.

Loss from discontinued operations Fiscal 2007 – Third Quarter included expenses from discontinued operations of $81. Loss from discontinued operations Fiscal 2006 – Third Quarter included revenues from discontinued operations of $100 and expenses from discontinued operations of $4,300.

Nine Months Ended June 30, 2007 (Fiscal 2007 – Nine Months) vs. Nine Months Ended June 30, 2006 (Fiscal 2006 – Nine Months)

	Fiscal 2007 – Nine Months	Fiscal 2006 – Nine Months	$ Change
Revenues	$ –	$ –	$ –
Selling, General and Administration Expenses	73,450	16,245	57,205
Loss from Continuing Operations	73,450	16,245	57,205
Loss from Discontinued Operations	1,673	12,130	(10,457)
Net Loss	75,123	28,375	46,748

Selling, general and administrative expenses are primarily comprised of professional fees and other operating expenses associated with our status as a public company, and our efforts to identify and consummate an acquisition of an operating company. The increase in selling, general, and administrative expenses during Fiscal 2007 – Nine Months when compared to Fiscal 2006 – Nine Months is primarily due to an increase in accounting, legal, consulting and other professional fees. The increase in such fees were primarily due to the filing of the registration statement on Form 10-SB and two Quarterly Reports on Form 10-QSB during Fiscal 2007 – Nine Months as well the issuance of shares for strategic services rendered in November 2006. No such expenses occurred during Fiscal 2006 – Nine Months.

Loss from discontinued operations Fiscal 2007 – Nine Months included expenses from discontinued operations of $1,673. Loss from discontinued operations Fiscal 2006 – Nine Months included revenues from discontinued operations of $39,647 and expenses from discontinued operations of $51,777.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2007 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Changes in Financial Position, Liquidity and Capital Resources

	Fiscal 2007 – Nine Months	Fiscal 2006 – Nine Months	$ Change
Cash Flow from Operating Activities	$ (77,507)	$ 19,614	$ (97,121)
Cash Flow from Investing Activities	–	–	–
Cash Flow from Financing Activities	77,507	(20,311)	97,818

During Fiscal 2007 – Nine Months, our cash used by operating activities resulted primarily from:

•

our loss from continuing operations of approximately $73,500 and a decrease in accrued expenses and accounts payable of approximately $12,000, offset by the fair value of shares issued to consultants for services rendered of approximately $8,000; and

•	our loss from discontinued operations of approximately $1,700.

During Fiscal 2007 – Nine Months, our cash provided by financing activities resulted primarily from:

•	advances from a shareholder of approximately $67,500 and the proceeds from a subscription receivable of approximately $10,400, offset by a decrease in bank overdraft of approximately $300.

During Fiscal 2006 – Nine Months, our cash provided by operating activities resulted primarily from:

•

our loss from continuing operations of approximately $16,000, offset by an increase in accrued expenses and accounts payable from continuing operations of approximately $1,500 and the fair value of shares issued for services of $40,000; and

•	our loss from discontinued operations of approximately $12,000, offset by an increase in liabilities of approximately $6,500.

During Fiscal 2006 – Nine Months, a decrease in our cash used in financing activities resulted primarily from a bank overdraft of $1,122 offset by a decrease in subscription receivables of approximately $21,400.

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

We presently have no plans to hire any additional personnel in connection with our continuing operations. However, if operations are expanded through a business combination or acquisition, we expect to hire personnel to work in the new operating company and may enter into full-time employment agreements with our president or others to oversee our new operations. The number of employees which we may hire will be determined based on our ability to support the increased cost through cash flow generated by such business.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Robert Druzak, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Druzak concluded that our disclosure controls and procedures are effective.

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

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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
31.1

Certification dated August 10, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

32.1

Certification dated August 10, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBC GRAPHICS OF PALM BEACH, INC.
Date: August 10, 2007	/s/ Robert Druzak
Robert Druzak
Chief Executive Officer and Chief Financial Officer
(principal financial officer and principal accounting officer)