Form 10KSB
period 2007-09-30
BBC GRAPHICS OF PALM BEACH INC
filed 2007-12-14
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2007

OR

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-58326

BBC Graphics of Palm Beach, Inc.
(Name of Small Business Issuer in its Charter)

Florida	65-0924471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 Van Buren Street, Suite 150 Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

(703) 344-7004
(Issuer’s Telephone Number)

Securities Registered Under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State registrant’s revenues for the fiscal year ended September 30, 2007 $0.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).
YES ☒ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 5, 2007 was $7,411,600.

There were 84,500,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, on December 5, 2007.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Documents Incorporated By Reference: None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated financial performance, future revenues or earnings, business prospects, projected ventures, and similar matters discussed under “Description of Business” and “Management’s Discussion and Analysis or Plan of Operations.” These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended September 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”

ii

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

On May 19, 2006, pursuant to a Stock Purchase Agreement between our company, Bluepoint Financial, LLC (“Bluepoint”) and Suzanne Mitchell, our former president and chief executive officer (the “Stock Purchase Agreement”), Ms. Mitchell sold Bluepoint 14,800,000 shares of our common stock which she owned for a purchase price of $1.00. In addition, we sold 22,524,000 shares of our common stock to Bluepoint for a purchase price of $40,000. Upon closing of these transactions, Ms. Mitchell and our remaining officers and directors resigned from their positions and appointed Robert Druzak, a principal of Bluepoint, as a director and as our president and chief executive officer.

Our current plan of operations is to identify and acquire, through merger, acquisition or sale of our common stock, an operating business with growth potential.

We were organized under the laws of the State of Florida in May 1999. Our principal executive offices are located at 205 Van Buren Street, Suite 150, Herndon, VA 20170, and our telephone number is (703) 334-7004. In September 2000, we changed our fiscal year end from December 31 to September 30.

Based on our proposed business activities, we are a “blank check” company. The United States Securities and Exchange Commission (the “SEC”) defines a blank check company as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we now also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

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

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of the voting shares of the surviving company following a reorganization transaction. As part of such a transaction, our sole director may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving our company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred through the date of such decision in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

Competition

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

Employees

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to business combination. From time to time, we have and will retain consultants to assist us in performing administrative duties and in investigating and pursuing potential business opportunities.

Risk Factors

In addition to other information included in this registration statement, the following factors should be considered in evaluating our business and future prospects.

As we presently have no operations and have not currently selected any target business with which to complete a business combination, investors in this offering are unable to currently ascertain the merits or risks of the target business’ operations.

We are a blank check company. Our business plan is to locate and acquire a privately owned operating company. Since we have not yet identified a prospective target business, investors in this offering have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We expect to incur losses in the future and may not achieve profitability.

As we have no operations, we have no source of revenues. Accordingly, until we acquire an operating company, we expect to incur expenses without any sources of revenues, which will result in net losses. We cannot be certain that we will ever generate sufficient revenues to achieve or if achieved, sustain profitability.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are presently hundreds of public shell companies and blank check companies seeking to acquire private companies through business combinations. We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Accordingly, such competition may have a negative impact upon our negotiating position and the total consideration we may be required to pay in order to consummate a business combination. Further, there may only be a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share, and 3,000,000 shares of preferred stock, par value $.001 per share. As of the date of this report, we have approximately 84,500,000 issued and outstanding shares of common stock. This leaves approximately 15,500,000 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance and all of the 3,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination or to raise capital. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in this offering;
•

will likely cause a change in control if a substantial number of our shares of common stock are issued and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Our sole officer and director and his affiliates control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our sole officer and director and his affiliates beneficially own over 60% of our issued and outstanding shares of common stock, which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders, including the approval of our initial business combination and the election of directors and approval of significant corporate transactions. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case the current director may continue in office at least until the consummation of the business combination. If there is an annual meeting, our sole officer and director and his affiliates, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our largest stockholders will continue to exert control at least until the consummation of a business combination. As our President and Chief Executive Officer is an affiliate of our largest stockholder, he will be able to exert significant control over all significant matters affecting us prior to a business combination.

Our ability to effect a business combination and to be successful afterward will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also possible that our current officers and directors will resign upon the consummation of a business combination.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect our President and Chief Executive Officer to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. If a business combination were structured as a merger or stock purchase whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates such retention as a condition to any potential business combination, management may look unfavorably upon or reject a business combination with a potential target business whose owners refuse to retain members of our management post-business combination, thereby resulting in a conflict of interest. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

None of our officers or directors has ever been associated with a blank check company that has completed a business combination which could adversely affect our ability to consummate a business combination.

None of our officers or directors has ever been associated with a blank check company that has completed a business combination. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with one or more of our existing stockholders, conflicts of interest could arise.

Our existing stockholders either currently have or may in the future have affiliations with various companies. If we were to seek a business combination with a target company with which one or more of our existing stockholders is affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. If conflicts arise, they may not necessarily be resolved in our favor.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to, and do not intend to, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Our President and Chief Executive Officer is engaged in several other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our President and Chief Executive Officer’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other public shell companies and blank check companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

It is probable that our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and a limited number of services.

We may not be able to acquire more than one target business. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or
•	dependent upon the development or market acceptance of a single or limited number of processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

As we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any target business subsequent to a business combination. We cannot assure you that such financing would be available on acceptable terms, if at all. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate the trust account as part of our plan of dissolution and liquidation. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or existing stockholders are required to provide any financing to us in connection with or after a business combination.

We may grant stock options or shares of common stock to certain members of our management, which could have a negative impact on our results of operations.

As we do not have adequate cash resources to pay them salaries or fees, we may grant shares of our common stock or options to purchase shares of our common stock to members of our management. Because any grant of the options will be deemed to be stock-based compensation, commencing on the date of grant, we will be required to record a charge to earnings in an amount equal to the fair value of such options, which will be estimated using the Black-Scholes formula or other similar valuation methodology. Any such charge to earnings could have a negative impact on our results of operations, particularly when we expect to have operating revenues following a business combination. Although there can be no assurance, we do not believe the grant of such options will have a material impact on our ability to effect a business combination.

We have approximately $66,800 in accounts payable and accrued expenses. If we are unable to satisfy these obligations, then our business will be adversely affected.

As of September 30, 2007, we had outstanding accounts payable and accrued expenses of approximately $66,800. If we are unable to satisfy these obligations, then it may be more difficult and more costly for us to complete an acquisition of an operating company.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future.

Because we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate.

If we acquire a company that has sales or operations outside the United States, we could be exposed to risks that negatively impact our future sales or profitability following a business combination, especially if the acquired company is in a developing country or a country that is not fully market-oriented. If we were to acquire a business that operates in such a country, our operations might not develop in the same way or at the same rate as might be expected in the United States or another country with an economy similar to the market-oriented economies of member countries which are members of the Organization for Economic Cooperation and Development, or the OECD (an international organization helping governments through the economic, social and governance challenges of a globalized economy).

Item 2. Description of Property

We presently do not own or lease any property. Our largest stockholder, Bluepoint Financial, LLC, provides us with a limited amount of office space and administrative support. This office space is located at 205 Van Buren Street, Suite 150, Herndon, VA 20170.

Item 3. Legal Proceedings

We know of no pending legal proceedings to which we are a party which are material either individually or in the aggregate.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is no market for our common stock. A market maker has filed an application to quote our common stock on the OTC Bulletin Board. This application is presently pending. We do not know when or if the application will be approved. Even if our common stock is approved for quotation on the OTC Bulletin Board, we do not know if an extensive market will ever develop for our common stock.

Our common stock is quoted on the pink sheets operated by Pink Sheets, LLC. Our shares are listed under the symbol “BBCG.”

The following sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reported on the pink sheets. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended September 30, 2007	High	Low
First Quarter	N/A	N/A
Second Quarter	$0.35	$0.35
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A
Fiscal Year Ended September 30, 2006
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

At December 13, 2007, the last trade price for our common stock was $ 0.35.

Holders

As of December 5, 2007, we had 57 stockholders of record of our common stock. Such numbers of record stockholders was derived from the records maintained by our transfer agent, Olde Monmouth Stock Transfer Company, Inc.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this registration statement. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this registration statement under the heading “Risk Factors” beginning on page 3.

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

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports; and
(ii)	costs relating to identifying and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early state or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Results of Operations

Twelve Months Ended September 30, 2007 (Fiscal 2007) compared to Twelve Months Ended September 30, 2006 (Fiscal 2006)

	Fiscal 2007	Fiscal 2006	$Change	%Change
Revenues	$0	$0	$0	N/A
Selling, General and Administrative Expenses	$86,756	$90,623	$(3,867)	(4.3)
Loss From Continuing Operations	$86,756	$90,623	$(3,867)	(4.3)
Loss From Discontinued Operations	$0	$17,117	$(17,117)	N/A
Net Loss	$86,756	$107,740	$(20,984)	(19.5)

Selling, general, and administrative expenses

Selling, general and administrative expenses are primarily comprised of professional fees and other operating expenses associated with our status as a public company and our efforts to identify and consummate an acquisition of an operating company. Selling, general and administrative expenses were at comparable levels in Fiscal 2007 as compared to Fiscal 2006.

Change in Financial Position, Liquidity and Capital Resources

	Fiscal 2007	Fiscal 2006	$Change	%Change
Net Cash Used in Operating Activities	$(89,457)	$(30,664)	$(58,793)	191.7
Cash Flows From Investing Activities	$0	$0	$0	N/A
Net Cash Provided by Financing Activities	$89,457	$29,968	$59,489	198.5

As of September 30, 2007, we had cash on hand of $0.

During Fiscal 2007, net cash used in operating activities was $89,457. Net cash used in operating activities resulted primarily from our net loss of approximately $86,756, adjusted for:

•	a decrease in accounts payable and accrued expenses of approximately $7,000;
•	a decrease in liabilities of discontinued operations of approximately $4,000; and
•	the fair value of share issued to consultants for services rendered of approximately $8,000.

During Fiscal 2007, our net cash provided by financing activities of approximately $89,500 resulted primarily from:

•	advances from a shareholder of approximately $79,500; and
•	the proceeds from a subscription receivable of approximately $10,300.

During Fiscal 2006, our net cash used in operating activities resulted primarily from:

•

our loss from continuing operations of approximately $91,000, offset by an increase in accrued expenses and accounts payable from continuing operations of approximately $8,000 and the fair value of shares issued for services of approximately $54,000; and

•

our loss from discontinued operations of approximately $17,000, offset by changes in assets and liabilities of discontinued operations of approximately $6,500 and an increase in liabilities of approximately $8,000.

During Fiscal 2006, we generated cash from financing activities from proceeds from the issuance of shares of common stock of approximately $30,000.

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

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have experienced substantial losses from the graphic business operations since inception as well as negative cash flows from our current operations. This raises substantial doubt about our ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1 to our financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in the Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

•	Recognized financial assets and financial liabilities except:
•	An investment in a subsidiary that the entity is required to consolidate;
•	An interest in a variable interest entity that the entity is required to consolidate;
•

Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”;

•

Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease);

•	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions;
•

Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature;

•	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;
•	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and
•	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.

The fair value option:

•	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method;
•	Is irrevocable (unless a new election date occurs); and
•	Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). Management believes this statement will have no impact on our financial statements once adopted.

Our adoption of these pronouncements did not have a material effect on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2007 that had or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 7. Financial Statements

See “Index to Financial Statements” for the financial statements included in Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including Robert Druzak, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Druzak concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls and procedures that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2007.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The following table includes the name, positions held and age of our present executive officer and director.

Name	Age	Current Position(s) with Company

Robert Druzak	52	President, Chief Executive Officer, Chief Financial Officer and Director

A brief description of Mr. Druzak’s business experience is as follows:

Robert Druzak was appointed to our board of directors and our President, Chief Executive Officer and Chief Financial Officer in May 2006. Mr. Druzak is a principal of Bluepoint, our largest shareholder. Since 2007, Mr. Druzak has served as a Vice President of Iceweb, Inc. From 2001 through 2007, Mr. Druzak has served as Manager of Specialty products for IPSCO Steel, a multi-billion dollar steel producer based in Canada. Prior to that, from 1984 through 2000, Mr. Druzak served as President and Chief Executive Officer of Justin Steel Corporation, a specialty steel distributor. In 2000, Mr. Druzak completed the sale of Justin Steel’s assets to a privately owned steel distributor. Mr. Druzak holds a Bachelors of Science degree in Business Management from Houston.

Our board of directors acts as the audit committee and the board of directors has no separate committees. We do not have a qualified financial expert at this time because we do not have adequate financial resources at this time to hire such an expert. Mr. Druzak, our sole officer and director, does not serve as officer or director of any other blank check companies.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

Based on our reviews of Forms 3 and 4 filed with the Securities and Exchange Commission, we do not believe that any of the Reporting Persons had delinquent filings pursuant to Section 16(a) of the Securities Exchange Act.

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

Item 10. Executive Compensation

The following table sets forth compensation paid or accrued during Fiscal 2007 to our principal executive officer and sole employee.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen-sation	Total

Robert Druzak President, Chief Executive Officer	September 30, 2007	$0	$0	$0	$0	$0	$0	$0	$0

Option Grants in Fiscal Year 2007/Fiscal Year End option Values

There were no individual grants of stock options to any Executive Officers during the fiscal year ended September 30, 2007, and zero options were outstanding at year end.

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

Subject to the provisions of the stock option plan, the board of directors will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 110% holder of our voting stock are exercisable at a price equal to or greater than 10% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board in its discretion. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of the date of this registration statement, we have not granted any options under the 2001 stock option plan.

Long Term Incentive Plans

We currently do not have any long-term incentive plans.

Compensation of Directors

Our directors are not compensated for any services provided in their capacity as directors.

Employment and Consulting Agreements

We presently do not have an employment agreement with Mr. Druzak, our sole officer and director.

Repricing of Options

We have not adjusted or amended the exercise price of any stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

We presently have 1,000,000 shares of our common stock authorized for issuance under our 2001 stock option plan.

Owners of our Common Stock

The following table sets forth, as of December 5, 2007, certain information with respect to beneficial ownership of our common stock as of such dates by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our executive officers; and
•	all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of December 5, 2007, 84,500,000 shares of our common stock were issued and outstanding.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Robert Druzak (2) 205 Van Buren Street, Suite 150 Herndon, VA 20170	52,324,000	61.9%

Bluepoint Financial, LLC 205 Van Buren Street, Suite 150 Herndon, VA 20170	37,324,000	44.2%

John Signorello (2) 205 Van Buren Street, Suite 150 Herndon, VA 20170	52,324,000	61.9%

Herbert Tabin 2200 Corporate Blvd. N.W. Suite 306 Boca Raton, FL 33496	5,500,000	6.5%

Gary Schultheis 9858 Clint Moore Rd. C-111 #300 Boca Raton, FL 33496	5,500,000	6.5%

All directors and executive officers as a group (1 person)	52,324,000	61.9%

*	Less than 1%

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

ITEM 12. Certain Relationships and Related Transactions

We did not have any transactions in Fiscal 2007 and there are currently no proposed transactions in which we were or are to be a participant and the transaction includes any of our officers, directors or securities holders listed on the table in Item 11 above or the immediate family members of any of these persons except as follows:

Bluepoint Financial, LLC advanced an aggregate of $79,425 to us in Fiscal 2007 to provide the cash necessary to pay our operating expenses. These advances were made to us on an interest free basis and are due to be repaid on demand.

ITEM 13. EXHIBITS.

The following Exhibits are filed as part of this report.

Exhibit No.	Description of Document
2.1

Merger Agreement between BBC Graphics, Inc. and BBC Graphics of Palm Beach, Inc. (Incorporated by reference to Exhibit 2 to the registrant’s registration statement on Form SB-2, SEC file number 333-58326).

2.2

Securities Purchase Agreement between BBC Graphics of Palm Beach, Inc., Suzanne Mitchell and Bluepoint Financial, LLC dated as of May 19, 2006 (Incorporated by reference to Exhibit I of Schedule 13D filed by Bluepoint Financial, LLC on March 28, 2007).

3.1(a)	Certificate of Incorporation of BBC Graphics of Palm Beach, Inc. (Incorporated by reference to Exhibit 3.1(a) to the registrant’s registration statement on Form SB-2, SEC file number 333-58326).
3.1(b)	Articles of Amendment (Incorporated by reference to Exhibit 3.1(b) to the registrant’s registration statement on Form SB-2, SEC file number 333-58326).
3.2	By-laws of BBC Graphics of Palm Beach, Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form SB-2, SEC file number 333-58326).
4	Specimen Stock Certificate (Incorporated by reference to Exhibit 4 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 filed on December 22, 2006).
10.1	Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form SB-2, SEC file number 333-58326).
10.5	Form of Stock Purchase Warrant (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 filed on December 22, 2006).
21	Subsidiaries of BBC Graphics of Palm Beach, Inc.
31

Certification dated December 14, 2007 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Robert Druzak, Chief Executive Officer.

32

Certification dated December 14, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information represents services provided by Sherb & Co., LLP, our present principal accountants for work performed in 2007 for Fiscal 2006.

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our Fiscal 2006 annual financial statements and review of our quarterly financial statements was $6,000. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our Fiscal 2007 annual financial statements and review of our quarterly financial statements was $14,500.

Audit-Related Fees. During Fiscal 2006 and Fiscal 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees. During Fiscal 2006 and Fiscal 2007, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During Fiscal 2006 and Fiscal 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval. We do not presently have an audit committee. All of the services listed above for Fiscal 2006 and 2007 were approved by Robert Druzak, our Chief Executive Officer and sole director.

BBC GRAPHICS OF PALM BEACH, INC.

September 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BBC Graphics of Palm Beach, Inc.

Boca Raton, Florida

We have audited the accompanying balance sheet of BBC Graphics of the Palm Beach, Inc. as of September 30, 2007 and the related statements of operations, changes in stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BBC Graphics of Palm Beach, Inc. as of September 30, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced substantial losses from its graphic business operations since its inception as well as negative cash flows from its current operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sherb & Co., LLP

Certified Public Accountants

Boca Raton, Florida

November 29, 2007

BBC GRAPHICS OF PALM BEACH, INC.

BALANCE SHEET

September 30, 2007

September 30, 2007
ASSETS

Current Assets:
$—
Total assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$66,802
Due to stockholder	79,425
Total current liabilities	146,227

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 3,000,000 shares authorized, none issued and outstanding	—
Common stock; $.001 par value; 100,000,000 shares authorized; 84,500,000 shares issued and outstanding	84,500
Additional paid-in capital	148,320
Accumulated deficit	(379,047)

Total stockholders’ deficit	$(146,227)

Total liabilities and stockholders’ deficit	$—

See Notes to Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF OPERATIONS

	Year ended September 30, 2007	Year ended September 30, 2006

Revenues	$—	$—

Operating expenses:
Selling, general, and administration expenses	86,756	90,623

Loss from continuing operations	(86,756)	(90,623)

Loss from discontinued operations	—	(17,117)

Net loss	$(86,756)	$(107,740)

Basic and Diluted earnings per common share from continued operations	$(0.00)	$(0.00)

Basic and Diluted earnings per common share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	83,760,724	34,331,167

See Notes to Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

From October 1, 2005 to September 30, 2007

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Opening balance, September 30, 2005	26,976,000	$26,976	$103,689	$—	$(184,551)	$(53,886)
Issuance of common stock for cash	22,524,000	22,524	17,476	(10,364)	—	29,636
Issuance of common stock for services rendered	30,500,000	30,500	23,664	—	—	54,164
Net loss	—	—	—	—	(107,740)	(107,740)
Ending balance, September 30, 2006	80,000,000	$80,000	$144,829	$(10,364)	$(292,291)	$(77,826)

Payment of subscription receivable	—	—	—	10,364	—	10,364
Issuance of common stock for services rendered	4,500,000	4,500	3,491	—	—	7,991
Net loss	—	—	—	—	(86,756)	(86,756)
Ending balance, September 30, 2007	84,500,000	$84,500	$148,320	$—	$(379,047)	$(146,227)

See Notes to Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF CASH FLOWS

	Year ended September 30, 2007	Year ended September 30, 2006

Cash flows from operating activities:
Loss from continuing operations	$(86,756)	$(90,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares issued for services rendered	7,991	54,164
Changes in operating assets and liabilities:
Accrued expenses and accounts payable	(6,712)	8,226
	(85,477)	(28,233)

Loss from discontinued operations	—	(17,117)
Changes in assets and liabilities of discontinued operations	—	6,650
Liabilities of discontinued operations	(3,980)	8,036
	(3,980)	(2,431)

Net cash used in operating activities	(89,457)	(30,664)

Cash flows from financing activities:
Proceeds from subscription receivable	10,364	—
Advances from stockholder	79,425	—
Increase (decrease) in bank overdraft	(332)	332
Proceeds from issuance of shares of common stock	—	29,636

Net cash provided by financing activities	89,457	29,968

Net decrease in cash	—	(696)

Cash, beginning of year	—	696

Cash, end of year	$—	$—

Cash paid during the year for interest	$—	$—

Cash paid during the year for taxes	$—	$—

See Notes to Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

BBC Graphics of Palm Beach, Inc. (the “Company”) was incorporated in the state of Florida as a Corporation on May 28, 1999 and operated as a full-service advertising agency with an emphasis on graphic design. The Company’s primary sources of revenues included design services such as corporate logo design, as well as printed collateral and displays.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss from Continuing Operations

The loss from continuing operations was $86,756 and $90,623 for the year ended September 2007 and 2006, respectively. Operating expenses were $86,756 and $90,623 during fiscal 2007 and 2006, respectively.

Loss from Discontinued Operations

The loss form discontinued operations was $0 and $17,117 for the year ended September 2007 and 2006, respectively. The loss from discontinued operations consists of revenue from discontinuing operations of $0 and $36,216 for fiscal 2007 and 2006, respectively, as well as expenses from discontinued operations of $0 and $53,333 for fiscal 2007, and 2006, respectively.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2007.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Revenue Recognition

Revenue is recognized on the sales of products when the customer receives title to the goods, generally upon delivery. Revenue for sale of products and services is recorded on a gross basis, since the Company is responsible for fulfillment, and is recognized upon the acceptance of the products and services ordered by the customer.

Customer Concentration Risk

Five of the Company’s customers amounted for approximately 28%, 19%, 14%, 10% and 10% of its revenue during fiscal 2006. The Company did not generate revenues during fiscal 2007.

Concentration of Credit Risk

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. As of September 30, 2007, the Company had no deposits in excess of FDIC limits.

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

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

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

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in the Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

•	Recognized financial assets and financial liabilities except:
•	An investment in a subsidiary that the entity is required to consolidate;
•	An interest in a variable interest entity that the entity is required to consolidate;
•

Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”;

•

Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease);

•	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions;
•

Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature;

•	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;
•	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and
•	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.

The fair value option:

•	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method;
•	Is irrevocable (unless a new election date occurs); and
•	Is applied only to entire instruments and not to portions of instruments.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). Management believes this statement will have no impact on the financial statements of the Company once adopted.

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

The following table sets forth the computation of basic and diluted earnings loss per share:

	Year ended	Year ended
	September 30,	September 30,
Numerator:	2007	2006

Loss from continuing operations	$(86,756)	$(90,623)

Loss from discontinued operations	—	(17,117)

Net loss	$(86,756)	$(107,740)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	83,760,724	34,331,167

Denominator for dilutive loss per share
(adjusted weighted-average)	83,760,724	34,331,167

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.00)
Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Fair value of Financial Instruments

The carrying value of accounts payable, accrued expenses, and due to shareholder approximate their fair value due to their short-term maturities.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable at September 30, 2007 amounted to approximately $48,000. Accrued expenses related to continued operations and discontinued operations at September 30, 2007 and 2006 amounted to approximately $19,000 and $35,000, respectively.

NOTE 4 - DUE TO SHAREHOLDER

One of the Company’s shareholders advanced to the Company approximately $79,000 during the year ended September 30, 2007. The advance is unsecured, non-interest bearing and is payable on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

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

NOTE 6 - STOCK OPTION PLAN

Under the Company’s stock option plan, adopted March 1, 2001, 1,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of September 30, 2007, no options had been granted.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE 7 - INCOME TAXES

The Company’s evaluation of the tax benefit of its net operating loss carry forward is presented in the following table.

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2007 and 2006 is as follows:

	2007	2006

Tax at U.S. Statutory Rate:	35.0%	35.0%
State tax rate , net of federal benefits	3.6	3.6
Change in valuation allowance	(38.6)	(38.6)

Effective tax rate	0.0%	0.0%

September 30, 2007

Deferred tax asset:
Start-up costs	$33,488

Valuation allowance:	(33,488)

Net deferred taxes	—

As of September 30, 2006, the Company had an unused net operating loss carry forward of approximately $60,000 available for use on its future corporate federal tax returns. Due to the discontinuation of its graphic design business and a change in control in fiscal 2006, the likelihood that the Company will be able to use its net operating losses prior to the discontinuation of operations to offset future taxable income is remote. Such net operating losses have not been included in the aforementioned deferred tax assets.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBC GRAPHICS OF PALM BEACH, INC.

Date: December 14, 2007	/s/ Robert Druzak
Robert Druzak Chief Executive Officer and Chief Financial Officer (principal financial officer and principal accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert Druzak	Chief Executive Officer,	December 14, 2007
Robert Druzak	Chief Financial Officer and
Director