Form 10QSB
period 2007-12-31
BBC GRAPHICS OF PALM BEACH INC
filed 2008-02-13
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2007

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

703-344-7004

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

There were 84,500,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at February 1, 2008.

BBC GRAPHICS OF PALM BEACH, INC.

INDEX

Page

Part I.	Financial Information
Item 1.	Financial Statements
Balance Sheet at December 31, 2007 (unaudited)	1
Statements of Operations for the Three Months Ended December 31, 2007 and December 31, 2006 (unaudited)	2
Statements of Cash Flows for the Three Months Ended December 31, 2007 and December 31, 2006 (unaudited)	3
Notes to unaudited Financial Statements	4
Item 2.	Management’s Discussion and Analysis	10
Item 3.	Controls and Procedures	14
Part II.	Other Information
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6.	Exhibits	15

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BBC GRAPHICS OF PALM BEACH, INC.

BALANCE SHEET

December 31, 2007

(Unaudited)

ASSETS	December 31, 2007

Current Assets:
$—
Total assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses and accounts payable	$104,161
Due to shareholder	139,871
Total current liabilities	244,032

Stockholders’ Deficit:
Preferred Stock; $.001 par value; 3,000,000 shares authorized, none issued and outstanding	—
Common stock; $.001 par value; 100,000,000 shares authorized; 84,500,000 shares issued and outstanding	84,500
Additional paid-in capital	148,320
Accumulated deficit	(476,852)

Total stockholders’ deficit	(244,032)

Total liabilities and stockholders’ deficit	$—

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three-month period ended December 31, 2007	Three-month period ended December 31, 2006

Revenues	$—	$—

Operating expenses:
Selling, general and administration expenses	97,805	20,133

Net loss	$(97,805)	$(20,133)

Basic and Diluted earnings per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	84,500,000	81,500,000

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-month period ended December 31, 2007	Three-month period ended December 31, 2006

Cash flows from operating activities:
Net loss	$(97,805)	$(20,133)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares issued for services rendered	—	7,991
Changes in operating assets and liabilities:
(Decrease) increase in accrued expenses and accounts payable	37,359	(15,864)
Net cash used in operating activities	(60,446)	(28,006)

Cash flows from financing activities:
Proceeds from subscription receivable	—	10,363
Advances from shareholder	60,446	17,643
Contribution to capital	—	—

Net cash provided by financing activities	60,446	28,006

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Cash paid during the period for interest	$—	$—

Cash paid during the period for taxes	$—	$—

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2007

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss from Operations

The loss from operations was $97,805 and $20,133 for the three-month period ending December 2007 and 2006, respectively. Operating expenses were $97,805 and $20,133 during the three-month period ending December 2007 and 2006, respectively.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2007.

Revenue Recognition

Revenue is recognized on the sales of products when the customer receives title to the goods, generally upon delivery. Revenue for sale of products and services is recorded on a gross basis, since the Company is responsible for fulfillment, and is recognized upon the acceptance of the products and services ordered by the customer

Concentration of Credit Risk

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. As of December 31, 2007, the Company had no deposits in excess of FDIC limits.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2007

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

December 31, 2007

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

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

The following table sets forth the computation of basic and diluted earnings loss per share:

Numerator:	Three month period ended December 31, 2007	Three month period ended December 31, 2006

Net loss	$(97,805)	$(20,133)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	84,500,000	81,500,000

Denominator for dilutive loss per share
(adjusted weighted-average)	84,500,000	81,500,000

Basic and diluted loss per share from continuing operations	$0.00	$0.00

Basic and diluted loss per share from discontinued operations	$0.00	$0.00

Fair value of Financial Instruments

The carrying value of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2007

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable at December 31, 2007 totaled approximately $104,161, and is made up of accrued salaries of $85,000, and miscellaneous legal, audit, and professional fees of $19,161.

NOTE 4 – DUE TO SHAREHOLDER

One of the Company’s shareholders advanced to the Company approximately $60,446 during the three-month period ended December 31, 2007. The advance is unsecured, non-interest bearing and is payable on demand.

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

NOTE 6 – STOCK OPTION PLAN

Under the Company’s stock option plan, adopted March 1, 2001, 1,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of December 31, 2007, no options had been granted.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our annual report on Form 10-KSB filed on December 14, 2007. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Results of Operations

Three Months Ended December 31, 2007 (Fiscal 2008-First Quarter) vs. Three Months Ended December 31, 2006 (Fiscal 2007-First Quarter)

	Fiscal 2008– First Quarter	Fiscal 2007 – First Quarter	$ Change
Revenues	$0	$0	$0
Selling, General and Administration Expenses	97,805	20,133	77,672
Loss from Continuing Operations	97,805	20,133	77,672
Net Loss	97,805	20,133	77,672

Selling, general and administrative expenses are primarily comprised of salaries, professional fees and other operating expenses associated with our status as a public company, and our efforts to identify and consummate an acquisition of an operating company. The increase in selling, general, and administrative expenses during Fiscal 2008 – First Quarter when compared to Fiscal 2007 – First Quarter is primarily due to an increase in salaries due to increased efforts to identify and consummate an acquisition of an operating company. These amounts are included in accrued expenses and accounts payable on the accompanying balance sheet as of December 31, 2007.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended December 31, 2007 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Changes in Financial Position, Liquidity and Capital Resources

	Fiscal 2008– First Quarter	Fiscal 2007 – First Quarter	$ Change
Cash Flow from Operating Activities	$(60,446)	$(28,006)	$(32,440)
Cash Flow from Investing Activities	0	0	0
Cash Flow from Financing Activities	60,446	28,006	32,440

During Fiscal 2008 – First Quarter, our cash used by operating activities resulted primarily from:

•	our loss from continuing operations of approximately $97,805, offset by an increase in accrued expenses of $37,359.

During Fiscal 2008 – First Quarter, our cash provided by financing activities resulted primarily from:

•	advances from a shareholder of approximately $60,446.

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

As of February 6, 2008, we have no cash on hand. Until we complete a business combination, we have no source of revenues to fund our operating expenses. We anticipate incurring expenses for accounting and legal fees related to our filings with the Securities and Exchange Commission, as well as due diligence fees and expenses associated with locating an appropriate company with whom to complete a business combination, and professional fees associated with negotiating and completing a business combination. Bluepoint Financial, LLC, our largest stockholder, presently plans to fund these expenses.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Robert Druzak, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Druzak concluded that our disclosure controls and procedures are effective.

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

During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our financial position, results of operations or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.	Exhibits
Exhibit No.	Description of Document
31.1

Certification dated February 13, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

32.1

Certification dated February 13, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBC GRAPHICS OF PALM BEACH, INC.
Date: February 13, 2008	/s/ Robert Druzak
Robert Druzak
Chief Executive Officer and Chief Financial Officer
(principal financial officer and principal accounting officer)