Form 10QSB/A
period 2007-12-31
BBC GRAPHICS OF PALM BEACH INC
filed 2008-02-13
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The Company files this Form 10-QSB/A Amendment No. 1 for the quarter ended December 31, 2007 to correct a typographical error contained in Exhibit 32.1, the Certification dated February 13, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert Druzak, Chief Executive Officer and Chief Financial Officer. The corrected Exhibit 32.1 now states the report period as December 31, 2007.

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