Form 10QSB
period 2008-06-30
BBC GRAPHICS OF PALM BEACH INC
filed 2008-07-30
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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
YES ☒     NO ☐

There were 84,500,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at July 30, 2008.

BBC GRAPHICS OF PALM BEACH, INC.

INDEX

Page

Part I.	Financial Information
Item 1.	Financial Statements
Balance Sheet at June 30, 2008 (unaudited)	1

Statements of Operations for the Three and Nine Months Ended June 30, 2008

and June 30, 2007 (unaudited)	2

Statements of Cash Flows for the Nine Months Ended June 30, 2008

and June 30, 2007 (unaudited)	3
Notes to unaudited Financial Statements	4
Item 2.	Management’s Discussion and Analysis	8
Item 3.	Controls and Procedures	12
Part II.	Other Information
Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 6.	Exhibits	12

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BBC GRAPHICS OF PALM BEACH, INC.

BALANCE SHEET

June 30, 2008

(Unaudited)

ASSETS	June 30, 2008

Current Assets:
Cash	$280

Total assets	$280

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses and accounts payable	$106,018
Due to shareholder	149,871
Total current liabilities	255,889

Stockholders’ Deficit:
Preferred Stock; $.001 par value; 3,000,000 shares authorized, none issued and outstanding	—
Common stock; $.001 par value; 100,000,000 shares authorized; 84,500,000 shares issued and outstanding	84,500
Additional paid-in capital	148,320
Accumulated deficit	(488,429)

Total stockholders’ deficit	(255,609)

Total liabilities and stockholders’ deficit	$280

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine-month period ended June 30,		Three-month period ended June 30,
	2008	2007	2008	2007

Revenues	$—	$—	$—	$—

Operating expenses:
Selling, general, and administration expenses	109,382	73,450	4,598	21,616

Loss from continuing operations	(109,382)	(73,450)	(4,598)	(21,616)

Loss from discontinued operations	—	(1,673)	—	(81)

Net loss	$(109,382)	$(75,123)	$(4,598)	$(21,697)

Basic and Diluted earnings per common share
from continued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted earnings per common share
from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	84,500,000	83,000,000	84,500,000	83,000,000

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-month period ended June 30, 2008	Nine-month period ended June 30, 2007

Cash flows from operating activities:
Loss from continuing operations	$(109,382)	$(73,450)
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of shares issued for services rendered	—	7,991
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and accounts payable	39,216	(11,968)

Cash flows used in continuing operations	(70,166)	(77,427)

Loss from discontinued operations	—	(1,673)
Increase in liabilities of discontinued operations	—	(1,593)
	—	(80)

Net cash used in operating activities	(70,166)	(77,507)

Cash flows from financing activities:
Proceeds from subscription receivable	—	10,364
Advances from shareholder	70,446	67,475
Decrease in bank overdraft	—	(332)

Net cash provided by financing activities	70,446	77,507

Net increase in cash	280	—

Cash, beginning of period	—	—

Cash, end of period	$280	$—

Cash paid during the period for interest	$—	$—

Cash paid during the period for taxes	$—	$—

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three and nine-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss from Operations

The loss from operations was $109,382 and $73,450 for the nine-month period ending June 30, 2008 and 2007, respectively. Operating expenses were $109,382 and $73,450 during the nine-month period ending June 30, 2008 and 2007, respectively.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There was a cash balance of $280 at June 30, 2008.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Revenue Recognition

Revenue is recognized on the sales of products when the customer receives title to the goods, generally upon delivery. Revenue for sale of products and services is recorded on a gross basis, since the Company is responsible for fulfillment, and is recognized upon the acceptance of the products and services ordered by the customer.

Concentration of Credit Risk

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. As of June 30, 2008, the Company had no deposits in excess of FDIC limits.

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

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

FAS 141(R) Evaluation (continued)

capitalize in process research and development assets acquired; expense as incurred, acquisition related transaction costs; capitalize acquisition-related restructuring costs only if the criteria in Financial Accounting Standards Board No. 146, Accounting for Costs associated with Exit or Disposal Activities are met as of the date of the acquisition; and recognizing changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowance and tax uncertainty accruals as adjustment to income tax expense. FAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We intend to adopt the standard on January 1, 2009. We are currently evaluating the impact, if any, FAS 141(R) will have on our financial statements.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

Numerator:	Nine month period ended June 30, 2008	Nine month period ended June 30, 2007

Net loss	$(109,382)	$(75,123)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	84,500,000	83,000,000

Denominator for dilutive loss per share
(adjusted weighted-average)	84,500,000	83,000,000

Basic and diluted loss per share from continuing operations	$0.00	$0.00

Basic and diluted loss per share from discontinued operations	$0.00	$0.00

Fair value of Financial Instruments

The carrying value of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2008 amounted to approximately $106,018, and is made up of accrued salaries of $85,000, and miscellaneous legal, audit, and professional fees of $21,019.

NOTE 4 – DUE TO SHAREHOLDER

One of the Company’s shareholders advanced to the Company $70,416 during the nine-month period ended June 30, 2008. The advance totals $149,871, is unsecured, non-interest bearing and is payable on demand.

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

NOTE 6 – STOCK OPTION PLAN

Under the Company’s stock option plan, adopted March 1, 2001, 1,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of June 30, 2008, no options had been granted.

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

We believe we will be able to meet these costs through amounts to be loaned by or invested in us by our stockholders, management or other investors.

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

Results of Operations

Nine Months Ended June 30, 2008 (Fiscal 2008-Third Quarter) vs. Nine Months Ended June 30, 2007 (Fiscal 2007-Third Quarter)

	Fiscal 2008– Third Quarter	Fiscal 2007 – Third Quarter	$ Change
Revenues	$0	$0	$0
Selling, General and Administration Expenses	109,382	73,450	35,932
Loss from Continuing Operations	109,382	73,450	35,932
Net Loss	109,382	75,123	34,259

Selling, general and administrative expenses are primarily comprised of salaries, professional fees and other operating expenses associated with our status as a public company, and our efforts to identify and consummate an acquisition of an operating company. The increase in selling, general, and administrative expenses during Fiscal 2008 – Third Quarter when compared to Fiscal 2007 – Third Quarter is primarily due to an increase in salaries due to increased efforts to identify and consummate an acquisition of an operating company. These amounts are included in accrued expenses and accounts payable on the accompanying balance sheet as of June 30, 2008.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended June 30, 2008 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Changes in Financial Position, Liquidity and Capital Resources

	Fiscal 2008– Third Quarter	Fiscal 2007 – Third Quarter	$ Change
Cash Flow from Operating Activities	$(70,166)	$(77,507)	$7,341
Cash Flow from Investing Activities	0	0	0
Cash Flow from Financing Activities	70,446	77,507	(7,341)

For the nine months ended June 30, 2008 our cash used by operating activities resulted primarily from:

•	our loss from continuing operations of approximately $109,382, offset by an increase in accrued expenses of $39,216.

For the nine months ended June 30, 2008 our cash provided by financing activities resulted primarily from:

•	advances from a shareholder of approximately $70,446.

For the nine months ended June 30, 2007, our cash used by operating activities resulted primarily from:

•

our loss from continuing operations of approximately $77,507 and a decrease in accrued expenses and accounts payable of approximately $11,968, offset by the fair value of shares issued to consultants for services rendered of approximately $7,991.

For the nine months ended June 30, 2007, our cash provided by financing activities resulted primarily from:

•	advances from a shareholder of approximately $67,475 and the proceeds from a subscription receivable of approximately $10,364.

As of June 30, 2008, we have $280 of cash on hand. Until we complete a business combination, we have no source of revenues to fund our operating expenses. We anticipate incurring expenses for accounting and legal fees related to our filings with the Securities and Exchange Commission, as well as due diligence fees and expenses associated with locating an appropriate company with whom to complete a business combination, and professional fees associated with negotiating and completing a business combination.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Robert Druzak, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Druzak concluded that our disclosure controls and procedures are effective.

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

During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected our internal controls over financial reporting.

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
31.1

Certification dated July 30, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

32.1

Certification dated July 30, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBC GRAPHICS OF PALM BEACH, INC.
Date: July 30, 2008	/s/ Robert Druzak
Robert Druzak
Chief Executive Officer and Chief Financial Officer
(principal financial officer and principal accounting officer)