Form 10KSB
period 2008-09-30
BBC GRAPHICS OF PALM BEACH INC
filed 2008-11-07
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2008

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

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES [X]   NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for the fiscal year ended September 30, 2008 $0.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).
YES [X]   NO [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 5, 2008 was $37,500.

There were 87,500,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, on November 5, 2008.

Transitional Small Business Disclosure Format (check one): YES [  ]   NO [X]

Documents Incorporated By Reference: None.

i

ii

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

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended September 30, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”

iii

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

We were organized under the laws of the State of Florida in May 1999. Our principal executive offices are located in Herndon, Virginia. In September 2000, we changed our fiscal year end from December 31 to September 30.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share, and 3,000,000 shares of preferred stock, par value $.001 per share. As of the date of this report, we have approximately 87,500,000 issued and outstanding shares of common stock. This leaves approximately 12,500,000 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance and all of the 3,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination or to raise capital. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in this offering;
•

will likely cause a change in control if a substantial number of our shares of common stock are issued and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Our largest stockholders control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our largest stockholders beneficially own over 59% of our issued and outstanding shares of common stock, which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders, including the approval of our initial business combination and the election of directors and approval of significant corporate transactions. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case the current director may continue in office at least until the consummation of the business combination. If there is an annual meeting, our largest stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our largest stockholders will continue to exert control at least until the consummation of a business combination. As our President and Chief Executive Officer is an affiliate of our largest stockholder, he will be able to exert significant control over all significant matters affecting us prior to a business combination.

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

None of our officers or directors has ever been associated with a blank check company which could adversely affect our ability to consummate a business combination.

None of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with one or more of our existing stockholders, conflicts of interest could arise.

Our existing stockholders either currently have or may in the future have affiliations with various companies. If we were to seek a business combination with a target company with which one or more of our existing stockholders are affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. If conflicts arise, they may not necessarily be resolved in our favor.

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

As we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any target business subsequent to a business combination. We cannot assure you that such financing would be available on acceptable terms, if at all. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate the trust account as part of our plan of dissolution and liquidation. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or existing stockholders is required to provide any financing to us in connection with or after a business combination.

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

We have approximately $149,000 in accounts payable and accrued expenses. If we are unable to satisfy these obligations, then our business will be adversely affected.

As of September 30, 2008, we had outstanding accounts payable and accrued expenses of approximately $149,000. If we are unable to satisfy these obligations, then it may be more difficult and more costly for us to complete an acquisition of an operating company.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the pink sheets operated by Pink Sheets, LLC. Our shares are listed under the symbol “BBCG.”

The following sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the pink sheets. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ended September 30, 2008	High	Low
First Quarter	$N/A	$ N/A
Second Quarter	$N/A	$ N/A
Third Quarter	$N/A	$ N/A
Forth Quarter	N/A	N/A
Year Ended September 30, 2007
First Quarter	N/A	N/A
Second Quarter	0.35	0.35
Third Quarter	N/A	N/A
Forth Quarter	N/A	N/A

Holders

As of November 5, 2008, we had 61 stockholders of record of our common stock. Such numbers of record stockholders was derived from the records maintained by our transfer agent, Olde Monmouth Stock Transfer Company, Inc.

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

Recent Sales of Unregistered Securities and Use of Proceeds

On September 5, 2008, and September 8, 2008 we issued an aggregate of 3,000,000 shares of common stock to two consultants in exchange for strategic advisory services rendered to us. This transaction was completed pursuant to Section 4(2) of the Securities Act.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to the valuation of common stock issued for services. Actual results will differ from these estimates. Presented below are those accounting policies that we believe require subjective and complex judgments that could affect reported results:

Results of Operations

Twelve Months Ended September 30, 2008 (Fiscal 2008) compared to Twelve Months Ended September 30, 2007 (Fiscal 2007)

	Fiscal 2008	Fiscal 2007	$Change	%Change
Revenues	$0	$0	$0	N/A
Selling, General and Administrative Expenses	$155,451	$86,756	$(68,695)	(79)
Net Loss	$155,451	$86,756	$(68,695)	(79)

Selling, general, and administrative expenses

Selling, general and administrative expenses are primarily comprised of salaries, professional fees and other operating expenses associated with our status as a public company, and our efforts to identify and consummate an acquisition of an operating company. The increase in selling, general, and administrative expenses during Fiscal 2008 is primarily due to an increase in salaries due to increased efforts to identify and consummate an acquisition of an operating company. These amounts are included in accrued expenses and accounts payable on the accompanying balance sheet as of September 30, 2008.

Change in Financial Position, Liquidity and Capital Resources

	Fiscal 2008	Fiscal 2007	$Change	%Change
Net Cash Used in Operating Activities	$(70,211)	$(89,457)	$19,247	21.5
Cash Flows From Investing Activities	$0	$0	$0	N/A
Net Cash Provided by Financing Activities	$70,446	$89,457	($19,011)	(21.3)

As of September 30, 2008, we had cash on hand of $235.

During Fiscal 2008, net cash used in operating activities was $70,211. Net cash used in operating activities resulted primarily from our net loss of approximately $155,451, adjusted for:

•	an increase in accounts payable and accrued expenses of approximately $82,240; and
•	the fair value of share issued to consultants for services rendered of approximately $3,000.

During Fiscal 2008, our net cash provided by financing activities was $70,446, and resulted from advances from a shareholder of $70,446.

During Fiscal 2007, our net cash provided by financing activities of approximately $89,500 resulted primarily from:

•	advances from a shareholder of approximately $79,500; and
•	the proceeds from a subscription receivable of approximately $10,300.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2008 that had or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 7. Financial Statements

See “Index to Financial Statements” for the financial statements included in Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2008 (the “Evaluation Date”). Based on this evaluation, our principal executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to BBC Graphics of Palm Beach, Inc. required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to BBC Graphics of Palm Beach, Inc. management, including our principal executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within BBC Graphics of Palm Beach, Inc. have been detected.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On July 25, 2007, the Securities and Exchange Commission unanimously approved the Public Company Accounting Oversight Board’s (PCAOB) proposed Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting That is Integrated With An Audit of Financial Statement. Auditing Standard No. 5 provides the new professional standards and related performance guidance for independent auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX). We have engaged a qualified third-party to assist us with the preparations for management’s assessment of the effectiveness of internal controls over financial reporting required by the end of this fiscal year and with the documentation and procedures required for our external auditor attestation requirement, which becomes effective in the fiscal year ending 2010.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The following table includes the name, positions held and age of our present executive officer and director.

Name	Age	Current Position(s) with Company

Robert Druzak	53	President, Chief Executive Officer, Chief
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

Audit Committee

As there is only one member of our board of directors, we have not designated an audit committee of the board of directors and we do not have an audit committee financial expert.

Item 10. Executive Compensation

The following table sets forth compensation paid or accrued during Fiscal 2008 to our principal executive officer and sole employee.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Non qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Robert Druzak President, Chief Executive Officer	September 30, 2008 (1)	$125,000	$0	$0	$0	$0	$0	$0	$125,000
	September 30, 2007 (1)	$0	$0	$0	$0	$0	$0	$0	$0

(1) Mr. Druzak was appointed our president and chief executive officer on May 19, 2006. Salary recorded for the year ended September 30, 2008 was accrued, and unpaid at September 30, 2008.

Option Grants in Fiscal Year 2008/Fiscal Year End Option Values

There were no individual grants of stock options to any Executive Officers during the fiscal year ended September 30, 2008, and zero options were outstanding at year end.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

We presently have 1,000,000 shares of our common stock authorized for issuance under our 2001 stock option plan.

Owners of our Common Stock

The following table sets forth, as of November 7, 2008, certain information with respect to beneficial ownership of our common stock as of such dates by:

●	each person known to us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors;
●	each of our executive officers; and
●	all of our executive officers and directors as a group.

Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of November 7, 2008, 87,500,000 shares of our common stock were issued and outstanding.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Robert Druzak (2) 205 Van Buren Street, Suite 150 Herndon, VA 20170	52,324,000	59.8%
Bluepoint Financial, LLC 205 Van Buren Street, Suite 150 Herndon, VA 20170	37,324,000	42.7%
John Signorello (2) 205 Van Buren Street, Suite 150 Herndon, VA 20170	52,324,000	59.8%
Herbert Tabin 2200 Corporate Blvd. N.W. Suite 306 Boca Raton, FL 33496	5,500,000	6.3%
Gary Schultheis 9858 Clint Moore Rd. C-111 #300 Boca Raton, FL 33496	5,500,000	6.3%
All directors and executive officers as a group (1 person)	52,324,000	59.8%

*Less than 1%

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

Item 12. Certain Relationships and Related Transactions

We did not have any transactions in Fiscal 2008 and there are currently no proposed transactions in which we were or are to be a participant and the transaction includes any of our officers, directors or securities holders listed on the table in Item 11 above or the immediate family members of any of these persons except as follows:

Bluepoint Financial, LLC advanced an aggregate of $70,446 to us in Fiscal 2008 to provide the cash necessary to pay our operating expenses. These advances were made to us on an interest free basis and are due to be repaid on demand.

Item 13. Exhibits

The following Exhibits are filed as part of this report.

Exhibit No.	Description of Document

3.1(a)	Certificate of Incorporation of BBC Graphics of Palm Beach, Inc. (Incorporated by reference to Exhibit 3.1(a) to the registrant’s registration statement of Form SB-2, SEC file number 333-58326).

3.1(b)	Articles of Amendment (Incorporated by reference to Exhibit 3.1(b) to the registrant’s registration statement of Form SB-2, SEC file number 333-58326).

3.2	By-laws of BBC Graphics of Palm Beach, Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement of Form SB-2, SEC file number 333-58326).

4	Specimen Stock Certificate (Incorporated by reference to Exhibit 4 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 filed on December 22, 2006.

21	Subsidiaries of BBC Graphics of Palm Beach, Inc.

31

Certification dated November 5, 2008 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Robert Druzak, Chief Executive Officer.

32

Certification dated November 5, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert Druzak, Chief Executive Officer and Chief Financial Officer.

Item 14. Principal Accountant Fees and Services

The following information represents services provided by Sherb & Co., LLP, our present principal accountants for work performed in 2008 for Fiscal 2008.

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our Fiscal 2007 annual financial statements and review of our quarterly financial statements was $14,500. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our Fiscal 2008 annual financial statements and review of our quarterly financial statements was $14,500.

Audit-Related Fees. During Fiscal 2007 and Fiscal 2008, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees. During Fiscal 2007 and Fiscal 2008, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During Fiscal 2007 and Fiscal 2008, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval. We do not presently have an audit committee. All of the services listed above for Fiscal 2007 and 2008 were approved by Robert Druzak, our Chief Executive Officer and sole director.

BBC GRAPHICS OF PALM BEACH, INC.

September 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BBC Graphics of Palm Beach, Inc.

Dulles, Virginia

We have audited the accompanying balance sheet of BBC Graphics of Palm Beach, Inc. as of September 30, 2008 and the related statements of operations, changes in stockholders deficit, and cash flows for the years ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BBC Graphics of Palm Beach, Inc. as of September 30, 2008 and the results of their operations and their cash flows for the years ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced substantial losses since its inception as well as negative cash flows from its current operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Certified Public Accountants

Boca Raton, Florida

November 3, 2008

BBC GRAPHICS OF PALM BEACH, INC.

BALANCE SHEET

September 30, 2008

September 30, 2008
ASSETS

Current Assets:
Cash	$235
Total assets	$235

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$149,042
Due to stockholder	149,871
Total current liabilities	298,913

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 3,000,000 shares authorized, none issued and outstanding	—
Common stock; $.001 par value; 100,000,000 shares authorized; 87,500,000 shares issued and outstanding	87,500
Additional paid-in capital	148,320
Accumulated deficit	(534,498)

Total stockholders’ deficit	(298,678)

Total liabilities and stockholders’ deficit	$235

See Notes to Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF OPERATIONS

	Year ended September 30, 2008	Year ended September 30, 2007

Revenues	$—	$—

Operating expenses:
Selling, general, and administration expenses	155,451	86,756
Net loss	$(155,451)	$(86,756)

Basic and Diluted earnings per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	84,854,795	83,760,724

See Notes to Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

From September 30, 2006 to September 30, 2008

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, September 30, 2006	80,000,000	$80,000	$144,829	$(10,364)	$(292,291)	$(77,826)
Payment of subscription receivable	—	—	—	10,364	—	10,364
Issuance of common stock for services rendered	4,500,000	4,500	3,491	—	—	7,991
Net loss	—	—	—	—	(86,756)	(86,756)
Balance, September 30, 2007	84,500,000	84,500	148,320	—	(379,047)	(146,227)
Issuance of common stock for services rendered	3,000,000	3,000	—	—	—	3,000
Net loss	—	—	—	—	(155,451)	(155,451)
Balance, September 30, 2008	87,500,000	$87,500	$148,320	$—	$(534,498)	$(298,678)

See Notes to Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF CASH FLOWS

	Year ended September 30, 2008	Year ended September 30, 2007

Cash flows from operating activities:
Net loss	$(155,451)	$(86,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares issued for services rendered	3,000	7,991
Changes in operating assets and liabilities:
Accrued expenses and accounts payable	82,240	(6,712)
	(70,211)	(85,477)

Loss from discontinued operations
Liabilities of discontinued operations	—	(3,980)
	—	(3,980)

Net cash used in operating activities	(70,211)	(89,457)

Cash flows from financing activities:
Proceeds from subscription receivable	—	10,364
Advances from stockholder	70,446	79,425
Increase (decrease) in bank overdraft	—	(332)

Net cash provided by financing activities	70,446	89,457

Net increase in cash	235	—

Cash, beginning of year	—	—

Cash, end of year	$235	$—

Cash paid during the year for interest	$—	$—

Cash paid during the year for taxes	$—	$—

See Notes to Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss from Continuing Operations

The net loss was $155,451 and $86,756 for the year ended September 2008 and 2007, respectively. Operating expenses were $155,451 and $86,756 during Fiscal 2008 and 2007, respectively.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had cash of $235 at September 30, 2008.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

Customer Concentration Risk

The Company did not generate revenues during Fiscal 2008 and Fiscal 2007.

Concentration of Credit Risk

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. As of September 30, 2008, the Company had no deposits in excess of FDIC limits.

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

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

September 30, 2008

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

September 30, 2008

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

The following table sets forth the computation of basic and diluted earnings loss per share:

	Year ended September 30,	Year ended September 30,
Numerator:	2008	2007

Net loss	($155,451)	($86,756)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	84,854,795	83,760,724

Denominator for dilutive loss per share
(adjusted weighted-average)	84,854,795	83,760,724

Basic and diluted loss per share from continuing operations	($0.00)	($0.00)
Basic and diluted loss per share from discontinued operations	($0.00)	($0.00)

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Fair value of Financial Instruments

The carrying value of accounts payable, accrued expenses, and due to shareholder approximate their fair value due to their short-term maturities.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable at September 30, 2008 amounted to approximately $9,000. Accrued expenses related to continued operations and discontinued operations at September 30, 2008 and 2007 amounted to approximately $140,000 and $66,803, respectively.

NOTE 4 - DUE TO SHAREHOLDER

One of the Company’s shareholders advanced to the Company approximately $70,446 during the year ended September 30, 2008. The balance due this shareholder at September 30, 2008 was $149,871. The advance is unsecured, non-interest bearing and is payable on demand.

NOTE 5 - STOCKHOLDERS’ DEFICIT

During September 2008 the Company issued 3,000,000 shares of common stock to two individuals in exchange for strategic advisory services rendered to us. The common stock was valued at approximately $3,000, the fair market value at the date of issuance, and this amount is included in selling, general, and administrative expenses in the accompanying financial statements.

NOTE 6 - STOCK OPTION PLAN

Under the Company’s stock option plan, adopted March 1, 2001, 1,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of September 30, 2008, no options had been granted.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

NOTE 7 - INCOME TAXES

The federal statutory tax rate reconciled to the effective tax rate during Fiscal 2008 and 2007 is as follows:

	2008	2007

Tax at U.S. Statutory Rate:	35.0%	35.0%
State tax rate , net of federal benefits	3.6	3.6
Change in valuation allowance	(38.6)	(38.6)

Effective tax rate	0.0%	0.0%

September 30, 2008

Deferred tax asset:
Start-up costs	$ 64,000
Accounts payable and accrued expenses	30,000
Total	94,000

Valuation allowance:	(94,000)

Net deferred taxes	-

As of September 30, 2008, the Company had an unused net operating loss carry forward of approximately $60,000 available for use on its future corporate federal tax returns. Due to the discontinuation of its graphic design business and a change in control in Fiscal 2007, the likelihood that the Company will be able to use its net operating losses prior to the discontinuation of operations to offset future taxable income is remote. Such net operating losses expire in 2019 and have not been included in the aforementioned deferred tax assets. The Company increased its valuation allowance by approximately $60,000 during the fiscal year ended September 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBC GRAPHICS OF PALM BEACH, INC.

Date: November 7, 2008	/s/ Robert Druzak

Robert Druzak

Chief Executive Officer and Chief Financial Officer

(principal financial officer and principal accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert Druzak	Chief Executive Officer,	November 7, 2008
Robert Druzak	Chief Financial Officer and Director