Form 10-Q
period 2008-12-31
BBC GRAPHICS OF PALM BEACH INC
filed 2009-02-10
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-49865

BBC Graphics of Palm Beach, Inc.

(Name of Small Business Issuer)

Florida	65-0924471
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

14809 Hampton Court Dallas, Texas	75254
(Address of principal executive offices)	(Zip Code)

214-334-7950

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

There were 87,500,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at February 9, 2009.

BBC GRAPHICS OF PALM BEACH, INC.

INDEX

Page

Part I.	Financial Information

Item 1.	Financial Statements

Balance Sheet at December 31, 2008 (unaudited) and September 30, 2008	1

Statements of Operations (unaudited) for the Three Months Ended December 31, 2008 and December 31, 2007	2

Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 2008 and December 31, 2007	3

Notes to unaudited Financial Statements	4

Item 2.	Management’s Discussion and Analysis	9

Item 3.	Controls and Procedures	13

Part II.	Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	14

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BBC GRAPHICS OF PALM BEACH, INC.

BALANCE SHEET

CURRENT ASSETS:	December 31, 2008 (Unaudited)	September 30, 2008 (1)
Cash	$—	$235
Other receivables	9,870	—
Total Assets	$9,870	$235

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$164,905	$149,042
Due to stockholder	154,872	149,871
	319,777	298,913

Stockholders’ Deficit
Preferred stock ($.001 par value; 3,000,000 shares authorized) ; 0 shares issued and outstanding)	—	—
Common stock ($.001 par value; 750,000,000 shares authorized; 87,500,000 shares issued and outstanding)	87,500	87,500
Additional paid in capital	148,320	148,320
Accumulated deficit	(545,727)	(534,498)
Total stockholders’ deficit	(309,907)	(298,678)

Total Liabilities and stockholders’ deficit	$9,870	$235

(1)	Derived from audited financial statements

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three-month period ended December 31, 2008	Three-month period ended December 31, 2007

Revenues	$—	$—

Operating expenses:
Selling, general and administration expenses	11,228	97,805

Net loss	$(11,228)	$(97,805)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and Diluted	87,500,000	84,500,000

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-month period ended December 31, 2008	Three-month period ended December 31, 2007

Cash flows from operating activities:
Loss from continuing operations	$(11,228)	$(97,805)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	(9,870)	—
(Decrease) increase in accrued expenses and accounts payable	15,863	37,359
Net cash used in operating activities	(5,235)	(60,446)

Cash flows from financing activities:
Advances from shareholder	5,000	60,446
Net cash provided by financing activities	5,000	60,446

Net decrease in cash	(235)	—

Cash, beginning of period	235	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$—	$—

Cash paid during the period for taxes	$—	$—

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2008

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2008 and notes thereto and other pertinent information contained in the form KSB of the Company for the year ended September 30, 2008 as filed with the Securities and Exchange Commission (the “Commission”). Operating results for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss from Operations

The loss from operations was $11,228 and $97,805 for the three-month period ending December 2008 and 2007, respectively. Operating expenses were $11,228 and $97,805 during the three-month period ending December 2008 and 2007, respectively.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2008.

Revenue Recognition

Revenue is recognized on the sales of products when the customer receives title to the goods, generally upon delivery. Revenue for sale of products and services is recorded on a gross basis, since the Company is responsible for fulfillment, and is recognized upon the acceptance of the products and services ordered by the customer

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 enhances disclosures regarding assets in defined benefit pension or other postretirement plans. FSP No. FAS 132(R)-1 is effective for us in the fourth quarter of fiscal 2010. We are currently assessing the impact that FSP No. FAS 132(R)-1 will have on our Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. We plan to adopt SFAS No. 161 in the second quarter of fiscal 2009. The adoption of SFAS No. 161 will not have a material impact on our Financial Statements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This pronouncement amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 141R.

Customer Concentration Risk

There were no revenues and no customers during the three- month period ending December 2008 and 2007, respectively.

Concentration of Credit Risk

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. As of December 31, 2008, the Company had no deposits in excess of FDIC limits.

Product Concentration

None.

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

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Segment reporting

The Company currently has no operations. The Company’s chief operating decision-making evaluated the performance of the Company based upon revenues and expenses by functional areas, including its loss from discontinued operations, as disclosed in the Company’s statements of operations.

Loss Per Common Share

Loss per common share is calculated under the provisions of SFAS No. 128, “Earnings per Share,” which established new standards for computing and presenting loss per share. SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted-average number of common shares outstanding, and diluted loss per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

Numerator:	Three month period ended December 31, 2008	Three month period ended December 31, 2007

Net loss	$(11,228)	$(97,805)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	87,500,000	84,500,000

Denominator for dilutive loss per share
(adjusted weighted-average)	87,500,000	84,500,000

Basic and diluted loss per share from continuing operations	$0.00	$0.00

Basic and diluted loss per share from discontinued operations	$0.00	$0.00

Fair value of Financial Instruments

The carrying value of other receivables and accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2008

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable at December 31, 2008 amounted to approximately $24,348. Accrued expenses at December 31, 2008 amounted to approximately $140,000, and the Company had a bank overdraft of $557.

NOTE 4 - DUE TO SHAREHOLDER

One of the Company’s shareholders advanced to the Company approximately $5,000 during the three-month period ended December 31, 2008. The advance is unsecured, non-interest bearing and is payable on demand. Total shareholder advances made through December 31, 2008 amounted to $154,871.

NOTE 5 - STOCK OPTION PLAN

Under the Company’s stock option plan, adopted March 1, 2001, 1,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of December 31, 2008, no options had been granted.

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

Results of Operations

Three Months Ended December 31, 2008 (Fiscal 2009-First Quarter) vs. Three Months Ended December 31, 2007 (Fiscal 2008-First Quarter)

	Fiscal 2009– First Quarter	Fiscal 2008 – First Quarter	$ Change
Revenues	$0	$0	$0
Selling, General and Administration Expenses	11,228	97,805	86,577
Net Loss	11,228	97,805	86,577

Selling, general and administrative expenses are primarily comprised of professional fees and other operating expenses associated with our status as a public company, and our efforts to identify and consummate an acquisition of an operating company. The decrease in selling, general, and administrative expenses during Fiscal 2009 – First Quarter when compared to Fiscal 2008 – First Quarter is primarily due to a decrease in accrued salaries of $85,000.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended December 31, 2008 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Changes in Financial Position, Liquidity and Capital Resources

	Fiscal 2009– First Quarter	Fiscal 2008 – First Quarter	$ Change
Cash Flow from Operating Activities	$(5,235)	$(60,446)	$55,211
Cash Flow from Investing Activities	0	0	0
Cash Flow from Financing Activities	5,000	60,446	(55,446)

During Fiscal 2009 – First Quarter, our cash used by operating activities resulted primarily from:

•	our loss from operations of approximately $11,228 and an increase in other receivables of $9,870, offset by an increase in accrued expenses and accounts payable of approximately $15,863.

During Fiscal 2009 – First Quarter, our cash provided by financing activities resulted primarily from:

•	advances from a shareholder of approximately $5,000.

During Fiscal 2008 – First Quarter, our cash used in operating activities resulted primarily from:

•	our loss from continuing operations of approximately $97,805, offset by an increase in accrued expenses of $37,359.

During Fiscal 2008 – First Quarter, our cash provided by financing activities resulted primarily from:

•	advances from a shareholder of approximately $60,446.

As of December 31, 2008, we had a bank overdraft of $557. As of February 2, 2009, we have cash of approximately $0. Until we complete a business combination, we have no source of revenues to fund our operating expenses. We anticipate incurring expenses for accounting and legal fees related to our filings with the Securities and Exchange Commission, as well as due diligence fees and expenses associated with locating an appropriate company with whom to complete a business combination, and professional fees associated with negotiating and completing a business combination. HASCO Holdings, LLC, our largest stockholder, presently plans to fund these expenses.

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

Impact of Recently Issued Accounting Pronouncements

The following accounting pronouncements were issued prior to the end of fiscal 2008 and were considered in preparing the financial statements that appear in this report:

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 enhances disclosures regarding assets in defined benefit pension or other postretirement plans. FSP No. FAS 132(R)-1 is effective for us in the fourth quarter of fiscal 2010. We are currently assessing the impact that FSP No. FAS 132(R)-1 will have on our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. We plan to adopt SFAS No. 161 in the second quarter of fiscal 2009. The adoption of SFAS No. 161 will not have a material impact on our Condensed Consolidated Financial Statements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This pronouncement amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 141R.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Hal Compton, Sr., our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Compton concluded that our disclosure controls and procedures are effective.

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
31.1

Certification dated February 10, 2009 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Hal Compton, Sr., Chief Executive Officer and Chief Financial Officer.

32.1

Certification dated February 10, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Hal Compton, Sr., Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBC GRAPHICS OF PALM BEACH, INC.

Date: February 10, 2009	/s/ Hal Compton, Sr. Hal Compton, Sr. Chief Executive Officer and Chief Financial Officer (principal financial officer and principal accounting officer)