Form 10-Q
period 2009-03-31
BBC GRAPHICS OF PALM BEACH INC
filed 2009-04-21
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-49865

BBC Graphics of Palm Beach, Inc.

(Name of Small Business Issuer)

Florida	65-0924471
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

14809 Hampton Court Dallas, TX	75254
(Address of principal executive offices)	(Zip Code)

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
YES ☒     NO ☐

There were 87,500,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at April 15, 2009.

BBC GRAPHICS OF PALM BEACH, INC.

Form 10-Q Index

for the Quarterly period ended March 31, 2009

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BBC GRAPHICS OF PALM BEACH, INC.

BALANCE SHEET

(Unaudited)

	March 31, 2009	September 30, 2008 (1)
CURRENT ASSETS:
Cash	$—	$235
Total assets	$—	$235

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$144,747	$149,042
Due to shareholder	168,570	149,871
Total liabilities	313,317	298,913

Stockholders’ Deficit
Common stock ($.001 par value; 750,000,000 shares authorized; 87,500,000 shares issued and outstanding)	87,500	87,500
Additional paid in capital	148,320	148,320
Accumulated deficit	(549,137)	(534,498)

Total stockholders’ deficit	(313,317)	(298,678)

Total liabilities and stockholders’ deficit	$—	$235

(1)	Derived from audited information

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Six-month period ended March 31,		Three-month period ended March 31,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—

Operating expenses:
Selling, general, and administration expenses	14,638	104,784	3,410	6,979

Net loss	$(14,638)	$(104,784)	$(3,410)	$(6,979)

Basic and Diluted earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	87,500,000	84,500,000	87,500,000	84,500,000

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period	Six-month period
	ended March 31,	ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(14,638)	$(104,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and accounts payable	(4,296)	44,338

Cash used in operating activities	(18,934)	(60,446)

Cash flows from financing activities:
Advances from shareholder	18,699	60,446

Net cash provided by financing activities	18,699	60,446

Net decrease in cash	(235)	—

Cash, beginning of period	235	—

Cash, end of period	—	—

Cash paid during the period for interest	$—	$—

Cash paid during the period for taxes	$—	$—

See Notes to Unaudited Financial Statements.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

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

In April 2006, the Company discontinued operations associated with the graphic design business that was organized in 1999. The Company’s current plan of operations consists of acquiring an operating business. The Company has not identified a target acquisition yet. The Company’s current plan of business is to seek merger or acquisition opportunities. The Company’s graphic design business operations are accounted for as discontinued operations.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three and six-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss from Operations

The net loss was $14,638 and $104,784 for the six-month period ending March 31, 2009 and 2008, respectively. Operating expenses were $14,638 and 104,784 during the six-month period ending March 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2009.

Revenue Recognition

Revenue is recognized on the sales of products when the customer receives title to the goods, generally upon delivery. Revenue for sale of products and services is recorded on a gross basis, since the Company is responsible for fulfillment, and is recognized upon the acceptance of the products and services ordered by the customer

Concentration of Credit Risk

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. As of March 31, 2009, the Company had no deposits in excess of FDIC limits.

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

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

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

BBC GRAPHICS OF PALM BEACH, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

Numerator:	Six month period ended March 31, 2009	Six month period ended March 31, 2008

Net loss	$(14,638)	$(104,784)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	87,500,000	84,500,000

Denominator for dilutive loss per share
(adjusted weighted-average)	87,500,000	84,500,000

Basic and diluted loss per share from continuing operations	$0.00	$0.00

Basic and diluted loss per share from discontinued operations	$0.00	$0.00

Fair value of Financial Instruments

The carrying value of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2009 amounted to $144,747, and is made up of accrued salaries of $140,000, and miscellaneous legal, audit, and professional fees of $4,747.

NOTE 4 - DUE TO SHAREHOLDER

One of the Company’s shareholders advanced to the Company $18,699 during the six-month period ended March 31, 2009. The advance totals $168,570, is unsecured, non-interest bearing and is payable on demand.

NOTE 5 - STOCK OPTION PLAN

Under the Company’s stock option plan, adopted March 1, 2001, 1,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of March 31, 2009, no options had been granted.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Registration Statement on Form 10-SB/A filed on March 22, 2007. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results will differ from these estimates.

Results of Operations

Six Months Ended March 31, 2009 (Fiscal 2009-Second Quarter) vs. Six Months Ended March 31, 2008 (Fiscal 2008-Second Quarter)

	Fiscal 2009– Second Quarter	Fiscal 2008– Second Quarter	$ Change
Revenues	$0	$0	$0
Selling, General and Administration Expenses	14,638	104,784	90,146
Loss from Continuing Operations	14,638	104,784	90,146
Net Loss	14,638	104,784	90,146

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended March 31, 2009 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Changes in Financial Position, Liquidity and Capital Resources

	Fiscal 2009– Second Quarter	Fiscal 2008– Second Quarter	$ Change
Cash Flow from Operating Activities	$(18,934)	$(60,446)	$41,512
Cash Flow from Investing Activities	0	0	0
Cash Flow from Financing Activities	18,699	60,446	(41,747)

For the six months ended March 31, 2009 our cash used by operating activities resulted primarily from:

•	our net loss of $14,638, and a decrease in accrued expenses and accounts payable of $4,296.

For the six months ended March 31, 2009 our cash provided by financing activities resulted primarily from:

•	advances from a shareholder of approximately $18,699.

For the six months ended March 31, 2008 our cash used by operating activities resulted primarily from:

•	our loss from continuing operations of approximately $104,784, offset by an increase in accrued expenses of $44,338.

For the six months ended March 31, 2008 our cash provided by financing activities resulted primarily from:

•	advances from a shareholder of approximately $60,446.

As of April 15, 2009, we have no cash on hand. Until we complete a business combination, we have no source of revenues to fund our operating expenses. We anticipate incurring expenses for accounting and legal fees related to our filings with the Securities and Exchange Commission, as well as due diligence fees and expenses associated with locating an appropriate company with whom to complete a business combination, and professional fees associated with negotiating and completing a business combination. Hasco Holdings, LLC, our largest stockholder, presently plans to fund these expenses.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Robert Druzak, our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Druzak concluded that our disclosure controls and procedures are effective.

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

During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected our internal controls over financial reporting.

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

31.1

Certification dated April 21, 2009 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Hal Compton, Sr., Chief Executive Officer and principal executive officer.

31.2

Certification dated April 21, 2009 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark B. Lucky, Chief Financial Officer and principal financial and accounting officer.

32.1

Certification dated April 21, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Hal Compton, Sr., Chief Executive Officer and principal executive officer.

32.2

Certification dated April 21, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Mark B. Lucky, Chief Financial Officer and principal financial and accounting officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBC GRAPHICS OF PALM BEACH, INC.

By: /s/ Hal Compton, Sr.
April 20, 2009	Hal Compton, Sr.,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
April 20, 2009	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer