Form 10-Q
period 2009-06-30
HASCO Medical, Inc.
filed 2009-08-14
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-52422

HASCO Medical, Inc.

(Name of Small Business Issuer)

Florida	65-0924471
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

14809 Hampton Court Dallas, TX	75254
(Address of principal executive offices)	(Zip Code)

214-334-7950

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 13, 2009, there were 713,496,000 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

HASCO MEDICAL, INC.

Form 10-Q Index

Quarterly period ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HASCO MEDICAL, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)	June 30, 2009	December 31, 2008
CURRENT ASSETS:		(1)
Cash	$43,147	$141,163
Accounts receivable, net	473,935	356,801
Inventory	141,532	223,022
Prepaid expenses	25,661	8,998
Total current assets	684,275	729,984

OTHER ASSETS:
Property and equipment, net	168,181	186,056
Deposits	420	420
Total Assets	$852,876	$916,460

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$120,135	$142,339
Notes payable, current portion	6,399	10,205
Accrued income tax payable	58,750	82,250
Due to related party	60,000	7,005
Accrued interest payable	7,500	8,750
Total current liabilities	252,784	250,549

LONG TERM LIABILITIES:
Notes payable	16,461	21,015
Note payable, related party	150,000	150,000
Total liabilities	419,245	421,564

Stockholders’ Equity
Common stock ($.001 par value; 750,000,000 shares authorized; 713,496,000 and 87,500,000 shares issued and outstanding)	713,496	87,500
Additional paid in capital	—	239,315
Retained earnings/ accumulated deficit	(279,865)	168,081
Total stockholders’ equity	433,631	494,896

Total liabilities and stockholders’ equity	$852,876	$916,460

(1)	Derived from audited information

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-month period ended June 30,		Six-month period ended June 30,
	2009	2008	2009	2008

Sales	$1,002,735	$1,138,604	$1,904,910	$2,377,320

Cost of sales	208,283	444,990	509,119	633,696

Gross profit	794,452	693,614	1,395,791	1,743,624

Operating expenses:
Marketing and selling	2,147	629	9,395	814
Depreciation and amortization	6,135	6,623	12,271	50,503
General and administrative	606,787	551,087	1,308,413	1,013,505

Total Operating Expenses	615,069	558,339	1,330,079	1,064,822

Income From Operations	179,383	135,275	65,712	678,802

Other income (expenses):
Loss on disposal of assets	—	(53,825)	—	(53,825)
Gain on extinguishment of debt	—	—	8,750	—
Interest income	—	3,168	—	4,189
Interest expense	(3,934)	(1,260)	(7,998)	(1,787)

Total other income (expenses):	(3,934)	(51,917)	752	(51,423)

Income before taxes	175,449	83,358	66,464	627,379

Income tax expense	69,000	—	(23,500)	39,800

Net income	$106,449	$83,358	$89,964	$587,579

Basic income per common share	$0.00	$0.00	$0.00	$0.01
Diluted income per common share	$0.00	$0.00	$0.00	$0.01

Weighted average common shares outstanding-basic	424,574,769	84,500,000	256,968,530	84,500,000
Weighted average common shares outstanding-diluted	424,574,769	84,500,000	256,968,530	84,500,000

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009		2008

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES		$(3,388)	$829,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(86,268)	(270,764)
Cash used in acquisitions, net		—
NET CASH USED IN INVESTING ACTIVITIES		(86,268)	(270,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable		(8,360)	—
Advances from related party		—	216,388
Payment of dividends		—	(748,728)

NET CASH USED IN FINANCING ACTIVITIES		(8,360)	(532,340)

NET INCREASE (DECREASE) IN CASH		(98,016)	26,381

CASH - beginning of year		141,163	314,369

CASH - end of period		$43,147	$340,750

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$
Income taxes		—	—

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

HASCO Medical, Inc. (the “Company”), changed its name in June, 2009, from BBC Graphics of Palm Beach Inc. The Company, through its wholly owned subsidiary Southern Medical & Mobility, Inc. provides home health care services and products consisting primarily of the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. The Company’s objective is to be a leading provider of home health care products and services in the markets in which it operates.

Services and Products

The Company provides a diversified range of home health care services and products.

Home Medical Equipment and Medical Supplies. The Company provides a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, power chairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales and rentals of home medical equipment and medical supplies account for 88% of the Company’s revenues in 2008.

Home Respiratory Equipment. The Company provides a wide variety of home respiratory equipment primarily to patients with severe and chronic pulmonary diseases. Patients are referred to the Company most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company service technician visits the patient’s home to deliver and to prepare the prescribed equipment. Company representatives coordinate the prescribed regimen with the patient’s physician and train the patient and caregiver in the correct use of the equipment. For patients renting equipment, Company representatives also make periodic follow-up visits to the home to provide additional instructions, perform required equipment maintenance, and deliver oxygen and other supplies.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and notes thereto and other pertinent information contained in Form 8-K of Hasco Medical, Inc. (the “Company”, “we”, “us”. Or “our”) as filed with the Securities and Exchange Commission (the “Commission”). All significant intercompany transactions and balances have been eliminated in consolidation.

HASCO MEDICAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform 2009 and 2008 amounts. The reclassifications had no impact on reported results of operations or stockholders’ equity.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximated fair value as of June 30, 2009, because of the relatively short-term maturity of these instruments and their market interest rates.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, the valuation of inventory, and the useful life of property and equipment.

Revenue Recognition and Concentration of Credit Risk

Revenues are recognized under fee for service arrangements through equipment we rent to patients, sales of equipment, supplies, and other items we sell to patients. Revenue generated from equipment that we rent to patients is recognized over the rental period, typically one month, and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, and supplies is recognized on the date of delivery to the patients. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid.

Our revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. The Company has established an allowance to account for sales adjustments that result from differences between the payment amount received and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. We report revenues in our financial statements net of such adjustments.

Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the patient at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill that is unearned in accordance with SFAS No. 13, “Accounting for Leases.” No separate payment is earned from the initial equipment delivery and setup process. During the rental period, we are responsible for servicing the equipment and providing routine maintenance, if necessary.

HASCO MEDICAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104— Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. We recognize revenue in accordance with the requirements of SAB 104 that:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.

We perform analyses to evaluate the net realizable value of accounts receivable. Specifically, we consider historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

Deferred Revenue and Deferred Expense

Rental of equipment to patients is accounted for under SFAS No. 13, “Accounting for Leases.” Under SFAS No. 13, a lessor is required to recognize rental income over the lease term. Rental of patient equipment is billed on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month, the amount of billings that apply to the next month are deferred.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

HASCO MEDICAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Accounts Receivable

Accounts receivable consists primarily of receivables due from Medicare Medicaid, and third party payors. The Company recorded a bad debt allowance of $172,765 and $305,539 as of June 30, 2009 and December 31, 2008, respectively. Management performs ongoing evaluations of its accounts receivable.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity and uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, and other operating trends. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes.

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis and includes primarily finished goods.

Shipping and Handling Costs

The Company classifies costs related to freight as costs of sales.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided by using the straight-line method over the estimated useful lives of the related assets.

Income Taxes

The Company was taxed as an S Corporation until June 2, 2008. At that time the Company changed its status to a C Corporation which resulted in a reclassification of retained earnings in the amount of $383,813 to additional paid-in capital.

Income taxes are provided for in accordance with the provisions of SFAS No. 109, ”Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers current and past performance, the operating market environment, tax planning strategies and the length of tax benefit carryforward periods.

HASCO MEDICAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

As of January 1, 2007, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 was adopted. Prior to January 1, 2007, tax contingencies were accounted for under the principles of SFAS No. 5, ”Accounting for Contingencies”. See Note 2 — Recent Accounting Pronouncements to the Consolidated Financial Statements for further discussion regarding adoption of FIN 48.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

On October 10, 2008 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157-3 and determined that it had minimal impact, if any, as of December 31, 2008 and for the year then ended. The Company will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has determined that the impact of SFAS No. 159 on its Financial Statements is immaterial.

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management adopted this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

HASCO MEDICAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Six month period ended June 30, 2009	Six month period ended June 30, 2008
Numerator:
Net income	$89,964	$587,579

Denominator:
Denominator for basic loss per share
(weighted-average shares)	256,968,530	84,500,000

Denominator for dilutive loss per share
(adjusted weighted-average)	256,968,530	84,500,000

Basic and diluted loss per share from continuing operations	$0.00	$0.01

Basic and diluted loss per share from discontinued operations	$0.00	$0.01

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2009 property and equipment consisted of the following:

	Estimated Life
Office equipment	5 years	$38,892
Rental equipment	13 months	751,306
Vehicles	5 years	49,231
Computer equipment	5 years	31,192
		870,621

Less: accumulated depreciation		(702,440)

		$168,181

Depreciation expense for the six months ended June 30, 2009 and 2008 was $104,143 and $196,638 respectively.

HASCO MEDICAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 4 - COMMITMENTS

The Company leases office space in Mobile, Alabama under a five-year operating lease that expires on June 30, 2013. The office lease agreement has certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine. Future minimum rental payments required under these operating leases are as follows:

Years ending December 31:
2009	$33,000
2010	66,000
2011	66,000
2012	66,000
2013 and thereafter	33,000
$264,000

Rent expense was $39,453 and $10,500 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 5 - SEGMENT REPORTING

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operations of the Company for making operational decisions and assessments of financial performance.

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended June 30, 2009 and 2008 all material assets and revenues of the Company were in the United States.

NOTE 6 - REVERSE MERGER

On May 12, 2009 HASCO Medical, Inc. (“HASCO”) completed the acquisition of Southern Medical & Mobility, Inc. (SMM”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SMM and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became a wholly-owned subsidiary of HASCO. The shareholder of Southern Medical & Mobility, Inc., HASCO Holdings, LLC, was issued a total of 554,676,000 shares of the Company’s common stock in exchange for their Southern Medical & Mobility, Inc. share.

After the merger and transactions that occurred at the same time as the merger, there were 642,176,000 shares of the Company’s common stock outstanding, of which 620,000,000, approximately 96.5%, were held by HASCO Holdings, LLC, the former sole shareholder of Southern Medical & Mobility, Inc.

HASCO MEDICAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

For accounting purposes, HASCO Medical, Inc. has accounted for the transaction as a reverse acquisition and HASCO will be the surviving entity as a publicly-traded company under the name HASCO Medical Inc. or together with its subsidiaries, the “Company”). The Company did not recognize goodwill or any intangible assets in connection with this transaction.

The Merger was accounted for as a reverse acquisition, with Southern Medical & Mobility, Inc, as the accounting acquirer. Accordingly, the reverse acquisition is being accounted for as a capital transaction in substance, rather than a business combination. For accounting purposes, the net liabilities of Hasco Medical, Inc. were recorded at fair value as of the Closing Date, with an adjustment to additional paid-in capital. The deficit accumulated by Hasco was carried forward after the Merger. The results of operations of Hasco Medical, Inc. are included in the accompanying Consolidated Statements of Operations from the date of the Merger through June 30, 2009.

Effective with the reverse merger, all previously outstanding common stock owned by HASCO Medical, Inc.’s shareholders were exchanged for the Company’s common stock. The value of the Company’s common stock that was issued to HASCO Medical, Inc.’s shareholders was the historical cost of the Company’s net tangible assets, which did not differ materially from its fair value.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

NOTE 7 - STOCK OPTION PLAN

Under the Company’s stock option plan, adopted July 9, 2009, 20,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of June 30, 2009, no options had been granted.

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

Overview

From our formation in May 1999 through April 2006, we were in the business of providing advertising and graphic design services to our clients. On October 1, 2004, we were administratively dissolved by the State of Florida pursuant to Sections 607.1420 and 607.1421 of the Florida Business Corporation Act. On April 29, 2006, we were reinstated as an active Florida corporation pursuant to Section 607.1422 of the Florida Business Corporation Act. As of that date, we discontinued our advertising and graphics design business.

We were organized under the laws of the State of Florida in May 1999. Our principal executive offices are located at 1416 West I-65 Service Road S., Mobile, AL 36693, and our telephone number is (251) 633-4133.

On January 12, 2009 HASCO Holdings, LLC acquired 65,324,000 shares of Hasco Medical, Inc. common stock for total consideration of $150,000. HASCO Holdings, LLC thereby purchased beneficial ownership of 75% of the outstanding shares of common stock of the Company. HASCO Holdings, LLC acquired the common shares of the Company from two shareholders, Robert Druzak, and John R. Signorello.

On May 12, 2009, Hasco Medical, Inc. (i) closed a share exchange transaction, pursuant to which Hasco Medical, Inc. became the 100% parent of SOUTHERN MEDICAL & MOBILITY, and (ii) assumed the operations of SOUTHERN MEDICAL & MOBILITY.

Hasco Medical, Inc., through the reverse merger of its wholly-owned subsidiary with and into Southern Medical & Mobility, is a low cost, quality provider of a broad range of home healthcare services that serve patients in Alabama, Florida, and Mississippi. We have two major service lines: home respiratory equipment and durable/ home medical equipment.

For accounting purposes, the Merger was treated as a reverse acquisition with Southern Medical & Mobility, Inc. being the accounting acquirer. Therefore, the Company’s historical financial statements reflect those of Southern Medical & Mobility, Inc.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended September 30, 2008 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company’s operating results and financial condition.

Financial Reporting Release No. 60 encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates - Management’s Discussion and Analysis or Plan of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, the carrying value of property and equipment and long-lived assets, and the value of stock-option based compensation. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition - The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

•

Revenues from sales of products are generally recognized when products are shipped unless the Company has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract.

•

Revenue from services is recorded as it is earned. Customers are generally billed every two weeks based on the units of production for the project. Each project has an estimated total which is based on the estimated units of production and agreed upon billing rates.

•	Amounts billed in advance of services being provided are recorded as deferred revenues and recognized in the consolidated statement of operations as services are provided.

Reimbursement by Third Party Payors

We derive substantially all of our revenues from reimbursement by third party payors, including Medicare, Medicaid, and private insurers. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

Under existing Medicare laws and regulations, the sale and rental of our products generally are reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. The Balanced Budget Act of 1997 (BBA) granted authority to the Secretary of the Department of Health and Human Services (DHHS) to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by the Centers for Medicare and Medicaid Services (CMS), the agency within the DHHS responsible for administering the Medicare program, and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment (HME) to an amount based on the payment amount for the least costly alternative (LCA) treatment that meets the Medicare beneficiary’s medical needs. LCA determinations may be applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. Using either its inherent reasonableness authority or LCA determinations, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have the authority to implement LCA determinations in setting payment amounts for covered inhalation drugs. DHHS filed its notice of appeal on December 10, 2008. We cannot predict whether this court decision will be overturned or whether CMS or its contractors will continue to apply LCA policies in the future to inhalation drugs or other HME products we offer to Medicare beneficiaries.

Recent legislation, each of which has been signed into law, including the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA caps the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time title of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. With the passage of MIPPA, transfer of title of oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive acquisition program for HME and implemented quality standards and accreditation requirements for HME suppliers. MIPPA, the SCHIP Extension Act, DRA and MMA provisions (each of which is discussed in more detail below), when fully implemented, will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

Changes in the law or new interpretations of existing laws could have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Reimbursement from Medicare and other government programs is subject to federal and state statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments and governmental funding restrictions. Our levels of revenue and profitability, like those of other health care companies, are affected by the continuing efforts of government payors to contain or reduce the costs of health care, including competitive bidding initiatives, measures that impose quality standards as a prerequisite to payment, policies reducing certain HME payment rates and restricting coverage and payment for inhalation drugs, and refinements to payments for oxygen and oxygen equipment.

(1) Competitive Bidding Program for HME. On April 2, 2007, CMS issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. Round one of the competitive bidding program began on July 1, 2008 in ten high-population competitive bidding areas (CBAs). The competitive bidding program was scheduled to expand to 70 additional CBAs for a total of 80 CBAs in 2009 and additional areas thereafter.

However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted MIPPA. MIPPA retroactively delays the implementation of competitive bidding for eighteen months, and terminates all existing contracts previously awarded. MIPPA includes a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget neutrality offset for the eighteen month delay. Effective April 18, 2009, CMS’s Interim Final Rule incorporates the MIPPA requirements into regulations. CMS will be issuing further guidance on the timeline for and bidding requirements related to the Round 1 re-bid.

(2) Certain Clinical Conditions, Accreditation Requirements and Quality Standards. The MMA required establishment and implementation of new clinical conditions of coverage for HME products and quality standards for HME suppliers. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. CMS published its quality standards and criteria for accrediting organizations for HME suppliers in 2006 and revised some of these standards in October 2008. As an entity that bills Medicare and receives payment from the program, we are subject to these standards. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards. These standards, which are applied by independent accreditation organizations, include business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The product specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment.

Currently, we are accredited by the Accreditation Commission for Health Care, Inc. (ACHC) for Medical Supply Provider Services). The ACHC is a CMS recognized accrediting organization. Round one competitive bid suppliers will now be required to be accredited by September 30, 2009.

On January 25, 2008, CMS published a proposed rule to clarify, expand and add to the existing enrollment requirements that Durable Medical Equipment and Prosthetics, Orthotics, and Supplies (DMEPOS) suppliers must satisfy to establish and maintain billing privileges in the Medicare program. Included in the proposed rule are revised or clarified requirements regarding contracting with an individual or entity to provide licensed services, record retention, clarification of the term “appropriate site” as set forth in the regulation (which may be expanded to include a minimum square footage requirement), use of cell phones and beepers/pagers as a method of receiving calls from the public or beneficiaries, comprehensive liability insurance, patient solicitation, maintenance of ordering and referring documentation, sharing of a practice location with another Medicare provider, and minimum operating hours. At this time, we cannot predict the impact that this proposed rule, if implemented, would have on our business.

On January 2, 2009, CMS published its final rule on surety bond requirements for DMEPOS suppliers, effective March 3, 2009. The amount of the surety bond has been set at $50,000 and must be obtained for each National Provider Identifier (NPI) number subject to Medicare billing privileges. We are required to have our own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. DMEPOS suppliers already enrolled in Medicare must obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership will be subject to the provisions of the new rule on May 4, 2009. We are currently evaluating our options in the surety bond market and until such time that we have completed our evaluation, we will not be able to determine the impact of the surety bond requirements.

(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General of the DHHS. The FEHBP adjusted payments remained “frozen” through 2008. With limited exceptions, items that were not included in competitive bidding received a 5% update for 2009. As discussed above, for 2009, MIPPA included a 9.5% nationwide reduction in reimbursement for the product categories included in competitive bidding, as a budget neutrality offset for the eighteen month delay.

(4) Reductions in Payments for Oxygen and Oxygen Equipment. The DRA which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for certain of our HME products, including oxygen and oxygen equipment. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permits payments for servicing and maintenance of the products after ownership transfers to the beneficiary.

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS clarified the DRA’s 36-month rental cap on oxygen equipment. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as described below. With the passage of MIPPA on July 15, 2008, transfer of title to oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. Effective January 1, 2009, after the 36th continuous month during which payment is made for the oxygen equipment, the equipment is to continue to be furnished during any period of medical need for the remainder of the reasonable useful lifetime of the equipment. After the 36-month rental cap, payment is made only for oxygen contents and for certain reasonable and necessary maintenance and servicing (for parts and labor not covered by the supplier’s or manufacturer’s warranty) (discussed in more detail below).

•

Payment for Rental Period. For stationary oxygen equipment, the 2009 monthly payment amount is $175.79, a decrease of $23.49 from the 2008 amount. The 2009 monthly portable oxygen add-on amount is $28.77, a decrease of $3.02 from the 2008 amount. These 2009 payment amounts include the 9.5% reduction associated with MIPPA. The 2009 monthly payment amount for oxygen-generating portable oxygen equipment remains unchanged from 2008 at $51.63 and is unaffected by MIPPA.

•

Payment for Contents after 36-Month Rental Cap. Payment is based on the type of equipment owned and whether it is oxygen-generating. Previously, CMS paid a combined average monthly payment amount of $154.90 for furnishing oxygen contents for stationary and portable systems after the 36 month rental cap. This amount included payment for both stationary contents and portable contents. CMS will split this payment into a separate monthly payment amount for stationary oxygen content of $77.45 and a separate monthly payment amount for portable oxygen content of $77.45. This payment amount is for oxygen contents for equipment that is not oxygen-generating. If the beneficiary uses both stationary and portable equipment that is not oxygen-generating, the monthly payment amount for oxygen contents is $154.90. For stationary or portable oxygen equipment that is oxygen-generating, there will be no monthly payment for contents.

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS detailed several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provided for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after the 36-month rental cap. On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities to address changes to the transfer of title under MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment. CMS also determined that for 2009 only, Medicare will pay for in-home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. CMS also solicited public comments on whether to continue such maintenance and servicing payments after 2009. Finally, CMS clarified that though it retains title to the equipment, a supplier is required to continue to furnish needed oxygen equipment and contents for liquid or gaseous equipment after the 36-month rental cap until the end of the equipment’s reasonable useful lifetime. CMS determined the reasonable useful lifetime for oxygen equipment to be five years provided there are no breaks in service due to medical necessity, computed based on the date the equipment is delivered to the beneficiary. On January 27, 2009, CMS posted further instructions on the implementation of the 36-month rental cap, including guidance on payment for oxygen contents after month 36 and the replacement of oxygen equipment that has been in continuous use by the patient for the equipment’s reasonable useful lifetime (as defined above). In accordance with these instructions, and consistent with the final rule published on October 30, 2008, suppliers may bill for oxygen contents on a monthly basis after the 36-month rental cap, and the supplier can deliver up to a maximum of three months of oxygen contents at one time. Additionally, in accordance with these instructions, and consistent with the final rule published on October 30, 2008, we now provide replacement equipment to our patients that exceed five years of continuous use.

The financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity, and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have an adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

The following table provides an overview of certain key factors of our results of operations for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Revenues	$1,002,735	$1,138,604	$1,904,910	$2,377,320
Cost of sales	208,283	444,990	509,119	633,696
Operating Expenses:
Marketing and selling	2,147	629	9,395	814
Depreciation and amortization	6,135	6,623	12,271	50,503
General and administrative	606,787	551,087	1,308,413	1,013,505
Total operating expenses	615,059	558,339	1,330,079	1,064,822
Income from operations	179,383	135,275	65,712	678,802
Total other income (expense)	(3,934)	(51,917)	752	(51,423)
Provision for income taxes	69,000	—	(23,500)	39,800
Net income	$106,449	$83,358	$89,964	$587,579

Other Key Indicators:

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008
Cost of sales as a percentage of revenues	20.8%	39.1%	26.7%	26.7%
Gross profit margin	79.2%	60.9%	73.3%	73.3%
General and administrative expenses as a percentage of revenues	60.5%	48.4%	68.7%	42.6%
Total operating expenses as a percentage of revenues	61.3%	49.0%	69.8%	44.8%

Six Month Period ended June 30, 2009

Revenues

For the six months ended June 30, 2009, we reported revenues of $1,904,910 as compared to revenues of $2,377,320 for the six months ended June 30, 2008, a decrease of $472,410 or approximately 19.9%. The decrease is primarily due to the impact of the 9.5% MIPAA reduction, and lower reimbursement rates from third party payors.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the six months ended June 30, 2009, cost of sales was $509,119, or approximately 26.7% of revenues, compared to $633,696, or approximately 26.7% of revenues, for the six months ended June 30, 2008. There was no material change in the costs of sales as a percentage of revenue and the corresponding gross profit margin for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Total Operating Expenses

Our total operating expenses increased approximately 24.9% to $1,330,079 for the six months ended June 30, 2009 as compared to $1,064,822 for the six months ended June 30, 2008. These changes include:

•           Marketing and Selling. For the six months ended June 30, 2009, marketing and selling costs were $9,395 as compared to $814 for the six months ended June 30, 2008, an increase of $8,581. The increase was due to marketing, advertising and print advertising programs initiated during the six months ended June 30, 2009.

•           Depreciation expense. For the six months ended June 30, 2009, depreciation expense amounted to $12,271 as compared to $50,503 for the six months ended June 30, 2008, a decrease of $38,232 or 76%. The decrease in depreciation was primarily attributable to older assets which were fully depreciated in fiscal 2008.

•           General and administrative expense. For the six months ended June 30, 2009, general and administrative expenses were $1,308,413 as compared to $1,013,505 for the six months ended June 30, 2008, an increase of $294,908 or approximately 29.1%. For the six months ended June 30, 2009 and 2008 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2009	2008
Occupancy	62,690	46,729
Employee compensation	676,269	512,774
Professional fees	43,986	13,978
Internet/Phone	11,850	15,083
Travel/Entertainment	47,000	14,238
Bad debt expense	222,068	343,349
Insurance	17,257	22,275
Other	55,639	45,079
Management fees	171,654	—
	1,308,413	1,013,505

•

For the six months ended June 30, 2009, Occupancy expense increased to $62,690 as compared to $46,729. Occupancy expense is higher due to the Company’s relocation to its retail location in Mobile, Alabama.

•

For the six months ended June 30, 2009, salaries and related expenses increased to $676,269, or 31.9% as compared to $512,774. Employee compensation is higher due to increased headcount as part of the Company’s long term growth strategy.

•

For the six months ended June 30, 2009, Professional fees expense increased to $43,986 as compared to $13,978. Professional fees expense increased as a result of non-recurring legal and audit fees incurred in connection with the reverse merger which was executed in May, 2009.

•

For the six months ended June 30, 2009, internet and telephone expense decreased to $11,850 as compared to $15,083. Internet and telephone expense decreased as a result of the change in service provider resulting in lower costs and the Company’s move to its retail location in August, 2008.

•

For the six months ended June 30, 2009, travel and entertainment expense increased to $47,000 as compared to $14,238. Travel and entertainment expense increased as a result of increased business development activities and travel by senior management.

•

For the six months ended June 30, 2009 Bad debt expense amounted to $222,068 as compared to $343,349 for the six months ended June 30, 2008, a decrease of 121,281, or 35%. The decrease was due to the implementation of improved collections procedures, and the overall decrease in revenues for the six months ended June 30, 2009 as compared to the prior year.

•	For the six months ended June 30, 2009 Insurance expense decreased to $17,257 as compared to $22,275 for the six months ended June 30, 2008.

•

For the six months ended June 30, 2009 Other expense increased to $55,639 as compared to $45,079 for the six months ended June 30, 2008. The increase is due primarily to higher software licensing fees of $6,247 related to the improved billing systems implemented by the Company.

•	For the six months ended June 30, 2009 Management fee expense increased to $171,654 as compared to $0 for the six months ended June 30, 2008.

INCOME FROM OPERATIONS

We reported income from operations of $65,712 for the six months ended June 30, 2009 as compared to income from operations of $678,802 for the six months ended June 30, 2008, a decrease of $613,090 or approximately 90.3%.

OTHER INCOME (EXPENSES)

Losses on disposal of assets. Losses on disposal of assets were $0 and $53,825 for the six months ended June 30, 2009 and 2008, respectively. In 2008 the losses are attributable to the disposal of vehicles and office equipment no longer used by the Company since the move to their new location and change of ownership.

Interest Income. Interest income for the six months ended June 30, 2009 amounted to $0. This compares to $4,189 in interest income in the comparable period in fiscal 2008.

Interest Expense. For the six months ended June 30, 2009, interest expense amounted to $7,998 as compared to $1,787 for the six months ended June 30, 2008. The increase in interest expense is primarily attributable to higher notes payable and interest bearing liabilities in fiscal 2009.

NET INCOME

Our net income was $89,964 for the six months ended June 30, 2009 as compared to net income of $587,579 for the six months ended June 30, 2008.

Three Month Period ended June 30, 2009

Revenues

For the three months ended June 30, 2009, we reported revenues of $1,002,735 as compared to revenues of $1,138,604 for the three months ended June 30, 2008, a decrease of $135,869 or approximately 11.9%. The decrease is primarily due to the impact of the 9.5% MIPAA reduction.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the three months ended June 30, 2009, cost of sales was $208,283, or approximately 20.8% of revenues, compared to $444,990, or approximately 39.1% of revenues, for the three months ended June 30, 2008. The decrease in costs of sales as a percentage of revenue and the corresponding increase in our gross profit margin for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was the result of a change to a higher margin product mix, aggressive negotiation with our vendors and taking advantage of available discounts on product purchases.

Total Operating Expenses

Our total operating expenses increased approximately 10.2% to $615,069 for the three months ended June 30, 2009 as compared to $558,339 for the three months ended June 30, 2008. These changes include:

•           Marketing and Selling. For the three months ended June 30, 2009, marketing and selling costs were $2,147 as compared to $629 for the three months ended June 30, 2008, a increase of $1,518.

•           Depreciation and amortization expense. For the three months ended June 30, 2009, depreciation expense amounted to $6,135 as compared to $6,623 for the three months ended June 30, 2008, a decrease of $488 or 7%.

•           General and administrative expense. For the three months ended June 30, 2009, general and administrative expenses were $606,787 as compared to $551,087 for the three months ended June 30, 2008, an increase of $55,700 or approximately 10.1%. For the three months ended June 30, 2009 and 2008 general and administrative expenses consisted of the following:

	Fiscal Q2	Fiscal Q2
	2009	2008
Occupancy	29,950	26,625
Employee compensation	278,263	289,022
Professional fees	23,232	9,616
Internet/Phone	6,538	7,506
Travel/Entertainment	20,323	10,490
Bad debt expense	109,355	175,358
Insurance	12,741	11,802
Other	36,385	20,668
Management fees	90,000	—
	606,787	551,087

•

For the three months ended June 30, 2009, Occupancy expense increased to $29,950 as compared to $26,625. Occupancy expense is higher due to the Company’s relocation and relocation to its retail/corporate office facility in Mobile, Alabama.

•

For the three months ended June 30, 2009, salaries and related expenses decreased to $278,263 as compared to $289,022. The decrease was due to non-recurring compensation expense in the year ago period.

•	For the three months ended June 30, 2009, internet/telephone expense decreased to $6,538 as compared to $7,506, a decrease of $968 or 12.9%.
•

For the three months ended June 30, 2009, professional fees increased to $23,232 as compared to $9,616, an increase of $13,616 or 141.6%. Professional fees are higher due to the reverse merger transaction which occurred in May, 2009.

•

For the three months ended June 30, 2009, travel and entertainment expense increased to $20,323 as compared to $10,490. Travel and entertainment expense increased due to increased business development activity and travel by senior management.

•

For the three months ended June 30, 2009 Bad debt expense amounted to $109,355 as compared to $175,358 for the three months ended June 30, 2008, a decrease of $66,003 or 37.6%. The decrease was due to improved collection efforts and the decline in revenues.

•	For the three months ended June 30, 2009 Insurance expense increased to $12,741 as compared to $11,802 for the three months ended June 30, 2008, an increase of $939, or 8%.
•

For the three months ended June 30, 2009 Other expense increased to $36,385 as compared to $20,668 for the three months ended June 30, 2008. The increase is due primarily to higher merchant service fees, and higher software licensing fees.

•	For the six months ended June 30, 2009 Management fee expense increased to $90,000 as compared to $0 for the six months ended June 30, 2008.

INCOME FROM OPERATIONS

We reported income from operations of $179,383 for the three months ended June 30, 2009 as compared to income from operations of $135,275 for the three months ended June 30, 2008, an improvement of $44,108.

OTHER INCOME (EXPENSES)

Losses on disposal of assets. Losses on disposal of assets were $0 and $53,825 for the three months ended June 30, 2009 and 2008, respectively. In 2008 the losses are attributable to the disposal vehicles and office equipment no longer used by the Company since the move to their new location and change of ownership.

Interest Income. Interest income for the three months ended June 30, 2009 amounted to $0. This compares to $3,168 in interest income in the comparable period in fiscal 2008.

Interest Expense. For the three months ended June 30, 2009, interest expense amounted to $3,934 as compared to $1,260 for the three months ended June 30, 2008, an increase of $2,674.

NET INCOME

Our net income was $106,449 for the three months ended June 30, 2009 compared to net income of $83,358 for the three months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2009 and September 30, 2008:

	June 30,	December 31,	$	%
	2009	2008	Change	Change
Working Capital	431,491	479,435	(47,944)	(10.0%)

Cash	43,147	141,163	(98,016)	(69.4%)

Accounts receivable, net	473,935	356,801	117,134	32.8%
Inventory	141,532	223,022	(81,490)	(36.5%)
Total current assets	684,275	729,984	(45,709)	(6.3%)
Property and equipment, net	168,181	186,056	(17,875)	(9.6%)

Total assets	852,876	916,460	(63,584)	(6.9%)

Accounts payable and accrued liabilities	120,135	142,339	(22,204)	(15.6%)
Notes payable-current	6,399	10,205	(3,806)	(37.3%)
Total current liabilities	252,784	250,549	2,234	0.9%
Notes payable-long term	166,461	171,015	(4,554)	(2.7%)
Total liabilities	419,245	421,565	2,320	0.6%
Retained earnings/accumulated deficit	(279,865)	168,081	(447,946)	(266.5%)
Stockholders’ equity	433,631	494,895	(61,264)	(12.4%)

Net cash used in operating activities was $3,388 for the six months ended June 30, 2009 as compared to net cash provided by operating activities of $829,485 for the six months ended June 30, 2008, a decrease of $832,873. For the six months ended June 30, 2009, we had net income of $89,964 and non-cash items such as depreciation expense of $103,736, offset by decreases from changes in assets and liabilities of $193,679. During the six months ended June 30, 2009 we experienced an increase in accounts receivable of $117,134, an increase in prepaid expenses of $16,664, and a decrease in accounts payable and accrued liabilities of $132,621, which was offset by a decrease in inventory of $81,490, and an increase in accruals due to a related party of $60,000. For the six months ended June 30, 2008, we used cash to fund our net income of $587,579 incremented by non-cash items such as depreciation expense of $240,518, offset by changes in assets and liabilities of $1,388.

Net cash used in investing activities for the six months ended June 30, 2009 was $86,268 as compared to net cash used in investing activities of $270,764 for the six months ended June 30, 2008. During the six months ended June 30, 2009, we used cash of $86,268 for property and equipment purchases. During the six months ended June 30, 2008, we used cash of $270,764 for property and equipment purchases.

Net cash used in by financing activities for the six months ended June 30, 2009 was $8,360 as compared to net cash used in financing activities of $532,341 for the six months ended June 30, 2008. For the six months ended June 30, 2009, net cash used in financing activities related to payments on notes payable of $8,360. For the six months ended June 30, 2008, net cash used in financing activities included dividends paid of $748,728, offset by proceeds from borrowings of $216,388.

At June 30, 2009 we had a working capital surplus of $431,491 and accumulated deficit of $(279,865).

In connection with our annual report for our fiscal year ending December 31, 2009 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002.

Recent Accounting Pronouncements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 8-K/A filed on May 19, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASCO MEDICAL, INC.

By: /s/ Hal Compton, Jr.
August 14, 2009	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
August 14, 2009	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer