Form 10-Q
period 2009-09-30
HASCO Medical, Inc.
filed 2009-11-16
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-52422

HASCO Medical, Inc.

(Name of Small Business Issuer)

Florida	65-0924471
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

14809 Hampton Court, Dallas, TX	75254

(Address of principal executive offices)	(Zip Code)

972-931-1911

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 11, 2009, there were 713,496,000 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

HASCO MEDICAL, INC.
Form 10-Q
Quarterly period ended September 30, 2009

FORWARD LOOKING STATEMENTS

          This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

          Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our current report on Form 8-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

          We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

          We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HASCO Medical, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008 (1)

ASSETS
CURRENT ASSETS:
Cash	$8,512	$141,163
Accounts receivable, net	455,720	356,801
Inventory	112,626	223,022
Prepaid expenses	28,114	8,998

Total Current Assets	604,972	729,984

OTHER ASSETS:
Property and equipment, net	297,798	186,056
Deposits	420	420

Total Assets	$903,190	$916,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$250,741	$142,339
Notes payable, current portion	17,600	10,205
Accrued income tax payable	—	82,250
Due to related party	—	7,005
Accrued interest payable	11,250	8,750

Total Current Liabilities	279,591	250,549

LONG-TERM LIABILITIES:
Notes Payable	21,860	21,015
Notes Payable - related party	150,000	150,000

Total Long-Term Liabilities	171,860	171,015

Total Liabilities	451,451	421,564

STOCKHOLDERS’ EQUITY:
Common stock ($.001 par value; 750,000,000 shares authorized; 713,496,000 and 554,676,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	713,496	554,676
Additional paid in capital	—	(227,861)
(Accumulated deficit) retained earnings	(261,757)	168,081

Total Stockholders’ Equity	451,739	494,896

Total Liabilities and Stockholders’ Equity	$903,190	$916,460

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements

HASCO Medical, Inc. and Subsidiary
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$749,698	$1,150,699	$2,654,608	$3,528,019

Cost of sales	175,537	268,537	684,656	902,233

Gross profit	574,161	882,162	1,969,952	2,625,786

Operating expenses:
Marketing and selling	5,757	1,241	15,152	2,055
Depreciation and amortization expense	6,172	136,302	18,443	186,805
General and administrative	620,574	910,540	1,928,987	1,924,045

Total operating expenses	632,503	1,048,083	1,962,582	2,112,905

Income (loss) from operations	(58,342)	(165,921)	7,370	512,881

Other income (expenses):
Loss on disposal of assets	—	—	—	(53,825)
Gain on extinguishment of debt	—	—	8,750	—
Interest income	—	993	—	5,182
Interest expense	(4,779)	(3,020)	(12,777)	(4,807)

Total other income (expenses):	(4,779)	(2,027)	(4,027)	(53,450)

Income (loss) income before taxes	(63,121)	(167,948)	3,343	459,431

Income tax benefit (expense)	81,229	—	104,729	(39,800)

Net income (loss)	$18,108	$(167,948)	$108,072	$419,631

Net income (loss) per common shares:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Weighted average common shares outstanding:
Basic	713,496,000	554,676,000	637,005,485	554,676,000

Diluted	713,496,000	554,676,000	637,005,485	554,676,000

See accompanying notes to unaudited consolidated financial statements

HASCO Medical, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,

	2009	2008

	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$108,072	$419,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,311	376,820
Bad debt expense	251,513	527,580
Changes in operating assets and liabilities
Accounts receivable	(350,432)	(701,356)
Inventory	110,396	21,697
Prepaid expenses and other current assets	(19,116)	(32,784)
Other assets	—	(130)
Accounts payable and accrued liabilities	(122,577)	213,007
Accrued expense - related party	(7,005)	—

Net cash provided by operating activities	84,162	824,465

Cash flows from investing activities:
Purchase of property and equipment	(203,294)	(320,692)

Net cash used in investing activities	(203,294)	(320,692)

Cash flows from financing activities:
Advance from related party	—	225,896
Payment of dividends	—	(852,175)
Repayments of notes payable	(13,519)	(18,125)

Net cash used in financing activities	(13,519)	(644,404)

Net decrease in cash	(132,651)	(140,631)

Cash at beginning of period	141,163	314,369

Cash at end of period	$8,512	$173,738

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—

Cash paid during the year for taxes	$—	$—

See Notes to Unaudited Consolidated Financial Statements.

HASCO MEDICAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

HASCO Medical, Inc. (“HASCO” or the “Company”), formerly BBC Graphics of Palm Beach Inc, was incorporated in May 2009 under the laws of the State of Florida. The Company operated as a provider of advertising and graphic design services. In June 2009, the Company changed its name to HASCO Medical, Inc.

On May 12, 2009, HASCO completed the acquisition of Southern Medical & Mobility, Inc. (SMM”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SMM and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became a wholly-owned subsidiary of HASCO. The shareholder of Southern Medical & Mobility, Inc., HASCO Holdings, LLC, was issued a total of 554,676,000 shares of the Company’s common stock in exchange for their Southern Medical & Mobility, Inc. share.

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

For accounting purposes, HASCO Medical, Inc. has accounted for the transaction as a reverse acquisition and HASCO will be the surviving entity as a publicly-traded company under the name HASCO Medical Inc. or together with its subsidiaries. The Company did not recognize goodwill or any intangible assets in connection with this transaction.

The Merger was accounted for as a reverse acquisition, with Southern Medical & Mobility, Inc, as the accounting acquirer. Accordingly, the reverse acquisition is being accounted for as a capital transaction in substance, rather than a business combination. For accounting purposes, the net liabilities of HASCO Medical, Inc. were recorded at fair value as of the Closing Date, with an adjustment to additional paid-in capital. The deficit accumulated by HASCO was carried forward after the Merger. The results of operations of HASCO Medical, Inc. are included in the accompanying Consolidated Statements of Operations from the date of the Merger through September 30, 2009.

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

HASCO MEDICAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

HASCO MEDICAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company adopted the new guidance on fair value measurements. The new guidance clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximated fair value as of September 30, 2009, because of the relatively short-term maturity of these instruments and their market interest rates.

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

HASCO MEDICAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition and Concentration of Credit Risk (continued)

Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the patient at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill that is unearned. No separate payment is earned from the initial equipment delivery and setup process. During the rental period, we are responsible for servicing the equipment and providing routine maintenance, if necessary.

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

Cash and Cash Equivalents

For purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

HASCO MEDICAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes payable. The Company’s investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at September 30, 2009 and December 31, 2008, and, generally, does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable consists primarily of receivables due from Medicare Medicaid, and third party payors. The Company recorded a bad debt allowance of $119,432 and $305,539 as of September 30, 2009 and December 31, 2008, respectively. Management performs ongoing evaluations of its accounts receivable.

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

HASCO MEDICAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended September 30, 2009 and 2008.

Income Taxes

The Company was taxed as an S Corporation until June 2, 2008. At that time the Company changed its status to a C Corporation which resulted in a reclassification of retained earnings to additional paid-in capital.

During the nine months period ended September 30, 2009, the Company recorded an income tax benefit of $104,729 from the reversal of the accrual of income tax expense during fiscal 2008 and the receipt of income tax refund in July 2009.

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

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no effect on the Company’s consolidated financial statements.

HASCO MEDICAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2009, subsequent events were evaluated by the Company as of November 11, 2009, the date on which the unaudited consolidated financial statements at and for the period ended September 30, 2009, were available to be issued.

Related Parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

HASCO MEDICAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At September 30, 2009 and December 31, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 10, 2009. During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

HASCO MEDICAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance,” which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three month period ended September 30, 2009	Three month period ended September 30, 2008	Nine month period ended September 30, 2009	Nine month period ended September 30, 2008

Numerator:
Net income (loss)	$18,108	$(167,948)	$108,072	$419,631

Denominator:
Denominator for basic income (loss) per share (weighted-average shares)	713,496,000	554,676,000	637,005,485	554,676,000

Denominator for dilutive income (loss) per share (adjusted weighted-average)	713,496,000	554,676,000	637,005,485	554,676,000

Basic and diluted loss per share from continuing operations	$0.00	$0.00	$0.00	$0.00

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2009	December 31, 2008

Office equipment	5 years	$38,707	$38,325
Rental equipment	13 - 36 months	455,717	666,012
Vehicles	5 years	49,900	49,231
Computer equipment	5 years	31,483	31,192

		575,807	784,760
Less: accumulated depreciation		(278,009)	(598,704)

		$297,798	$186,056

For the nine months ended September 30, 2009 and 2008, depreciation expense amounted to $113,311 and $376,820, of which $94,867 and $190,015 is included in cost of sales, respectively.

HASCO MEDICAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 4 - COMMITMENTS

The Company leases office space in Mobile, Alabama under a five-year operating lease that expires on June 30, 2013. The office lease agreement has certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine. Future minimum rental payments required under these operating leases are as follows:

Years ending December 31:
2009	$16,500
2010	66,000
2011	66,000
2012	66,000
2013 and thereafter	33,000

$247,500

Rent expense was $61,693 and $26,743 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 5 - SEGMENT REPORTING

Pursuant to accounting standards related to the Disclosure about Segments of an Enterprise and Related Information which establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operations of the Company for making operational decisions and assessments of financial performance.

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended September 30, 2009 and 2008 all material assets and revenues of the Company were in the United States.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

For accounting purposes, HASCO Medical, Inc. has accounted for the transaction as a reverse acquisition and HASCO will be the surviving entity as a publicly-traded company under the name HASCO Medical Inc. or together with its subsidiaries. The Company did not recognize goodwill or any intangible assets in connection with this transaction.

Effective with the reverse merger, all previously outstanding common stock owned by HASCO Medical, Inc.’s shareholders were exchanged for the Company’s common stock. The value of the Company’s common stock that was issued to HASCO Medical, Inc.’s shareholders was the historical cost of the Company’s net tangible assets, which did not differ materially from its fair value.

HASCO MEDICAL, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Simultaneous with the closing of the merger agreement, the Company issued 71,320,000 shares in connection with the payment of liability to shareholders amounting to $172,476.

NOTE 7 - STOCK OPTION PLAN

Under the Company’s stock option plan, adopted on July 9, 2009, 20,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. As of September 30, 2009, no options had been granted.

NOTE 8 - RELATED PARTY TRANSACTIONS

Note payable to related party

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO. The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum. The loan has a term of five years and is included on the accompanying balance as a long term liability. As of September 30, 2009, accrued interest from such notes payable amounted to $11,250.

Management Fee

The Company paid management fee of approximately $142,000 to HASCO Holdings, LLC during the nine months ended September 30, 2009. In July 2009, HASCO Holdings, LLC has decided to no longer charge the Company management fee starting in June 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

HASCO Medical, Inc., through the reverse merger of its wholly-owned subsidiary with and into Southern Medical & Mobility, is a low cost, quality provider of a broad range of home healthcare services that serve patients in Alabama, Florida, and Mississippi. We have two major service lines: home respiratory equipment and durable/ home medical equipment. Our objective is to be a leading provider of home health care products and services in the markets we operate.

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

          A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended December 31, 2008 and notes thereto contained on Form 8-K/A of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company’s operating results and financial condition.

          Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

          Use of Estimates - Management’s Discussion and Analysis or Plan of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of property and equipment and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Revenue Recognition - The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

          Currently, we are accredited by the Accreditation Commission for Health Care, Inc. (ACHC) for Medical Supply Provider Services. The ACHC is a CMS recognized accrediting organization. Round one competitive bid suppliers will now be required to be accredited by September 30, 2009.

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

          On January 2, 2009, CMS published its final rule on surety bond requirements for DMEPOS suppliers, effective March 3, 2009. The amount of the surety bond has been set at $50,000 and must be obtained for each National Provider Identifier (NPI) number subject to Medicare billing privileges. We are required to have our own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. DMEPOS suppliers already enrolled in Medicare must obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership will be subject to the provisions of the new rule on May 4, 2009. We have obtained a surety bond by October 2, 2009.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

The following table provides an overview of certain key factors of our results of operations for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008:

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Net Revenues	$749,698	$1,150,699	$2,654,608	$3,528,019
Cost of sales	175,537	268,537	684,656	902,233
Operating Expenses:
Marketing and selling	5,757	1,241	15,152	2,055
Depreciation and amortization	6,172	136,302	18,443	186,805
General and administrative	620,574	910,540	1,928,987	1,924,045
Total operating expenses	632,503	1,048,083	1,962,582	2,112,905
Income (loss) from operations	(58,342)	(165,921)	7,370	512,881
Total other income (expense)	(4,779)	(2,027)	(4,027)	(53,450)
Provision for income taxes	(81,229)	—	(104,729)	39,800
Net income (loss)	$18,108	$(167,948)	$108,072	$419,631

Other Key Indicators:

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Cost of sales as a percentage of revenues	23.4%	23.3%	25.8%	25.6%
Gross profit margin	76.6%	76.7%	74.2%	74.4%
General and administrative expenses as a percentage of revenues	82.8%	79.1%	72.7%	54.5%
Total operating expenses as a percentage of revenues	84.4%	91.1%	73.9%	59.9%

Nine Month Period ended September 30, 2009

Net Revenues

For the nine months ended September 30, 2009, we reported revenues of $2,654,608 as compared to revenues of $3,528,019 for the nine months ended September 30, 2008, a decrease of $873,411 or approximately 24.8%. The decrease is primarily due to the impact of the 9.5% MIPAA reduction and lower reimbursement rates from third party payors.

Cost of Sales

          Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the nine months ended September 30, 2009, cost of sales was $684,656, or approximately 25.8% of revenues, compared to $902,233, or approximately 25.6% of revenues, for the nine months ended September 30, 2008. There was no material change in the costs of sales as a percentage of revenue and the corresponding gross profit margin for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Total Operating Expenses

          Our total operating expenses decreased approximately 7.1% to $1,962,987 for the nine months ended September 30, 2009 as compared to $2,112,905 for the nine months ended September 30, 2008. These changes include:

          • Marketing and Selling. For the nine months ended September 30, 2009, marketing and selling costs were $15,152 as compared to $2,055 for the nine months ended September 30, 2008, an increase of $13,097. The increase was due to marketing, advertising and print advertising programs initiated during the nine months ended September 30, 2009.

          • Depreciation expense. For the nine months ended September 30, 2009, depreciation expense amounted to $18,443 as compared to $186,805 for the nine months ended September 30, 2008, a decrease of $168,362 or 90.1%. The decrease in depreciation was primarily attributable to older assets which were fully depreciated in fiscal 2008.

          • General and administrative expense. For the nine months ended September 30, 2009, general and administrative expenses were $1,928,987 as compared to $1,924,045 for the nine months ended September 30, 2008, an increase of $4,942 or approximately 0.3%. For the nine months ended September 30, 2009 and 2008 general and administrative expenses consisted of the following:

	Fiscal Q3 2009	Fiscal Q3 2008

Rent	$61,693	$26,743
Employee compensation	1,123,634	1,051,218
Professional fees	105,130	33,552
Internet/Phone	21,745	32,875
Travel/Entertainment	61,501	18,913
Bad debt expense	251,513	527,580
Insurance	39,242	57,283
Other general and administrative	122,874	175,881
Management fees	141,655	—

	$1,928,987	$1,924,045

•

For the nine months ended September 30, 2009, rent expense increased to $34,950 as compared to $26,743. Rent expense is higher due to the Company’s relocation to its retail location in Mobile, Alabama.

•

For the nine months ended September 30, 2009, salaries and related expenses increased to $1,123,634, or 6.9% as compared to $1,051,218. Employee compensation is higher due to increased employees as part of the Company’s long term growth strategy.

•

For the nine months ended September 30, 2009, Professional fees expense increased to $105,130 as compared to $33,552. Professional fees expense increased as a result of non-recurring legal and audit fees incurred in connection with the reverse merger which was executed in May 2009.

•

For the nine months ended September 30, 2009, internet and telephone expense decreased to $21,745 as compared to $32,875. Internet and telephone expense decreased as a result of the change in service provider resulting in lower costs and the Company’s move to its retail location in August 2008.

•

For the nine months ended September 30, 2009, travel and entertainment expense increased to $61,501 as compared to $18,913. Travel and entertainment expense increased as a result of increased business development activities and travel by senior management.

•

For the nine months ended September 30, 2009 Bad debt expense amounted to $251,513 as compared to $527,580 for the nine months ended September 30, 2008, a decrease of 276,067, or 52%. The decrease was due to the implementation of improved collections procedures, and the overall decrease in revenues for the nine months ended September 30, 2009 as compared to the prior year.

•

For the nine months ended September 30, 2009 Insurance expense decreased to $39,242 as compared to $57,283 for the nine months ended September 30, 2008. Insurance expense decrease due to change in insurance providers during the period.

•

For the nine months ended September 30, 2009 Other general and administrative expense decreased to $122,874 as compared to $175,881 for the nine months ended September 30, 2008. The decrease is primarily attributable to decrease in repairs and maintenance of $36,900 by the Company.

•

For the nine months ended September 30, 2009 Management fee expense increased to $141,655 as compared to $0 for the nine months ended September 30, 2008. The increase is primarily attributable to management fees paid to HASCO Holdings, LLC beginning in January 2009. The monthly fee is $30,000 as compared to none in the same period in 2008. In July 2009, HASCO Holdings, LLC has decided to no longer charge us management fee starting in June 2009.

INCOME FROM OPERATIONS

          We reported income from operations of $7,370 for the nine months ended September 30, 2009 as compared to income from operations of $512,881 for the nine months ended September 30, 2008, a decrease of $505,511 or approximately 98.6%.

OTHER INCOME (EXPENSES)

          Losses on disposal of assets. Losses on disposal of assets were $0 and $53,825 for the nine months ended September 30, 2009 and 2008, respectively. In 2008, the losses are attributable to the disposal of vehicles and office equipment which were no longer used by the Company upon moving to their new location and change of ownership.

          Interest Income. Interest income for the nine months ended September 30, 2009 amounted to $0. This compares to $5,182 in interest income in the comparable period in fiscal 2008.

          Interest Expense. For the nine months ended September 30, 2009, interest expense amounted to $12,777 as compared to $4,807 for the nine months ended September 30, 2008. The increase in interest expense is primarily attributable to higher notes payable and interest bearing liabilities in fiscal 2009.

NET INCOME

          Our net income was $108,072 for the nine months ended September 30, 2009 as compared to net income of $419,631 for the nine months ended September 30, 2008.

Three Month Period ended September 30, 2009

Net Revenues

          For the three months ended September 30, 2009, we reported revenues of $749,698 as compared to revenues of $1,150,699 for the three months ended September 30, 2008, a decrease of $401,001 or approximately 34.8%. The decrease is primarily due to the impact of the 9.5% MIPAA reduction and lower reimbursement rates from third party payors.

Cost of Sales

          Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the three months ended September 30, 2009, cost of sales was $175,537, or approximately 23.4% of revenues, compared to $268,537, or approximately 23.3% of revenues, for the three months ended September 30, 2008. There was no material change in the costs of sales as a percentage of revenue and the corresponding gross profit margin for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Total Operating Expenses

          Our total operating expenses decreased approximately 39.7% to $632,503 for the three months ended September 30, 2009 as compared to $1,048,083 for the three months ended September 30, 2008. These changes include:

          • Marketing and Selling. For the three months ended September 30, 2009, marketing and selling costs were $5,757 as compared to $1,241 for the three months ended September 30, 2008, an increase of $4,516.

          • Depreciation and amortization expense. For the three months ended September 30, 2009, depreciation expense amounted to $6,172 as compared to $136,302 for the three months ended September 30, 2008, a decrease of $130,130 or 95.5%. The decrease in depreciation was primarily attributable to older assets which were fully depreciated in fiscal 2008.

          • General and administrative expense. For the three months ended September 30, 2009, general and administrative expenses were $620,574 as compared to $910,540 for the three months ended September 30, 2008, a decrease of $289,966 or approximately 31.8%. For the three months ended September 30, 2009 and 2008 general and administrative expenses consisted of the following:

	Fiscal Q3	Fiscal Q3
	2009	2008

Rent	$22,150	$26,743
Employee compensation	447,365	453,444
Professional fees	55,504	9,884
Internet/Phone	9,895	17,792
Travel/Entertainment	14,501	13,109
Bad debt expense	29,445	184,231
Insurance	18,436	35,008
Other general and administrative	23,278	170,329

	$620,574	$910,540

•	For the three months ended September 30, 2009, Rent expense slightly decreased to $22,150 as compared to $26,743

•

For the three months ended September 30, 2009, salaries and related expenses decreased to $447,365 as compared to $453,444. The slight decrease was due to non-recurring compensation expense during the 2008 period.

•

For the three months ended September 30, 2009, internet/telephone expense decreased to $9,895 as compared to $17,792, a decrease of $7,897 or 44.4%. Internet and telephone expense decreased as a result of the change in service provider resulting in lower costs and the Company’s move to its retail location in August 2008.

•

For the three months ended September 30, 2009, professional fees increased to $55,504 as compared to $9,884, an increase of $45,620 or 461.6%. Professional fees are higher due to the reverse merger transaction which occurred in May 2009.

•

For the three months ended September 30, 2009, travel and entertainment expense increased to $14,501 as compared to $13,109. Travel and entertainment expense increased due to increased business development activity and travel by senior management.

•

For the three months ended September 30, 2009 bad debt expense amounted to $29,445 as compared to $184,231 for the three months ended September 30, 2008, a decrease of $154,786 or 84%. The decrease was due to improved collection efforts and the decline in revenues.

•

For the three months ended September 30, 2009 Insurance expense decreased to $18,436 as compared to $35,008 for the three months ended September 30, 2008, a decrease of $16,572, or 47.3%. Insurance expense decreased due to change in insurance providers during the period.

•

For the three months ended September 30, 2009 Other general and administrative expense decreased to $23,278 as compared to $170,329 for the three months ended September 30, 2008. The decrease is primarily attributable to decrease in office expense, office supplies and repairs and maintenance by the Company.

LOSS FROM OPERATIONS

          We reported loss from operations of $58,342 for the three months ended September 30, 2009 as compared to loss from operations of $165,921 for the three months ended September 30, 2008, a decrease of $107,579.

OTHER INCOME (EXPENSES)

          Interest Income. Interest income for the three months ended September 30, 2009 amounted to $0. This compares to $993 in interest income in the comparable period in fiscal 2008.

          Interest Expense. For the three months ended September 30, 2009, interest expense amounted to $4,779 as compared to $3,020 for the three months ended September 30, 2008, an increase of $1,759.

NET INCOME (LOSS)

          Our net income was $18,108 for the three months ended September 30, 2009 compared to net loss of $167,948 for the three months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between September 30, 2009 and December 31, 2008:

	September 30,	December 31,	$	%
	2009	2008	Change	Change

Working capital	325,381	479,435	(154,054)	(32.1)%

Cash	8,512	141,163	(132,651)	(94.0)%
Accounts receivable, net	455,720	356,801	98,919	27.7%
Inventory	112,626	223,022	(110,396)	(49.5)%
Total current assets	604,972	729,984	(125,012)	(17.1)%
Property and equipment, net	297,798	186,056	111,742	60.1%
Total assets	903,190	916,460	(13,270)	(1.4)%

Accounts payable and accrued liabilities	250,741	142,339	108,402	76.2%
Notes payable-current	17,600	10,205	7,395	72.5%
Total current liabilities	279,591	250,549	29,042	11.6%
Notes payable-long term	171,860	171,015	845	0.5%
Total liabilities	451,451	421,564	29,887	7.1%
(Accumulated deficit)retained earnings	(261,757)	168,081	(429,838)	(255.7)%
Stockholders’ equity	451,739	494,896	(43,157)	(8.7)%

          Net cash provided by operating activities was $84,162 for the nine months ended September 30, 2009 as compared to net cash provided by operating activities of $824,465 for the nine months ended September 30, 2008, a decrease of $740,303. For the nine months ended September 30, 2009, we had net income of $108,072 and non-cash items such as depreciation expense of $113,311, bad debt of $251,513 offset by decreases from changes in assets and liabilities of $388,734. During the nine months ended September 30, 2009 we experienced an increase in accounts receivable of $350,432, an increase in prepaid expenses of $19,116, and an increase in accounts payable and accrued expenses of $129,582, which was offset by a decrease in inventory of $110,396. For the nine months ended September 30, 2008, we used cash to fund our net income of $419,631 incremented by non-cash items such as depreciation expense of $376,820, bad debts of $527,580, offset by changes in assets and liabilities of $499,566.

          Net cash used in investing activities for the nine months ended September 30, 2009 was $203,294 as compared to net cash used in investing activities of $320,692 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009 and 2008, we used cash of $203,294 and $320,692 for property and equipment purchases, respectively.

          Net cash used in financing activities for the nine months ended September 30, 2009 was $13,519 as compared to net cash used in financing activities of $644,404 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, net cash used in financing activities related to payments on notes payable of $13,519. For the nine months ended September 30, 2008, net cash used in financing activities included dividends paid of $852,175, payments on notes payable of $18,125, offset by proceeds from borrowings of $225,896.

          At September 30, 2009 we had a working capital surplus of $325,381 and accumulated deficit of $(261,757).

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2009.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Lease	$247,500	$16,500	$198,000	$33,000	$—
Notes payable	39,460	4,548	34,912	—	—
Notes payable – related party	150,000	—	—	150,000	—

Total Contractual Obligations:	$436,960	$21,048	$232,912	$183,000	$—

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At September 30, 2009 and December 31, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 10, 2009. During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Not required for smaller reporting companies.

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO, has concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

          Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 1A. Risk Factors

          Not required for smaller reporting companies.

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

HASCO MEDICAL, INC.

	By:	/s/ Hal Compton, Jr.

November 16, 2009		Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

	By:	/s/ Mark B. Lucky

November 16, 2009		Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer