Form 10-K
period 2009-12-31
HASCO Medical, Inc.
filed 2010-03-31
CIK 1131675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number: 000-52422

HASCO Medical, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0924471

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1416 West I-65 Service Road S., Mobile, AL	36693

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(251) 633-4133

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,994,472 on June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 733,553,142 shares of common stock are issued and outstanding as of March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

i

HASCO MEDICAL, INC.
FORM 10-K
TABLE OF CONTENTS

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I. Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

          When used in this annual report, the terms “HASCO,” “ we,” “our,” and “us” refers to Hasco Medical, Inc., a Florida corporation, and our subsidiary.

iii

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

               HASCO Medical, Inc., formerly BBC Graphics of Palm Beach Inc, was incorporated in May 1999 under the laws of the State of Florida. We operated as a provider of advertising and graphic design services. In June 2009, we changed our name to HASCO Medical, Inc.

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

               We were organized under the laws of the State of Florida in May 1999. Our principal executive offices are located at 1416 West I-65 Service Road S., Mobile, AL 36693, and our telephone number is (251) 633-4133. In May 2009, we changed our fiscal year end from September 30 to December 31.

               Based on our proposed business activities, we were a “blank check” company. The United States Securities and Exchange Commission (the “SEC”) defines a blank check company as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), BBC also qualified as a “shell company,” until the reverse merger because we had no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

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

               On May 12, 2009, we completed the acquisition of Southern Medical & Mobility, Inc. (SMM”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SMM and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became our wholly-owned subsidiary. The shareholder of Southern Medical & Mobility, Inc. was issued a total of 554,676,000 shares of our common stock in exchange for their Southern Medical & Mobility, Inc. share.

               After the merger and transactions that occurred at the same time as the merger, there were 642,176,000 shares of our common stock outstanding, of which 620,000,000, approximately 96.5%, were held by HASCO Holdings, LLC, the former sole shareholder of Southern Medical & Mobility, Inc.

               Prior to the merger, we were a shell company with no business operations.

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

               The following table provides examples of the services and products in each service line:

Service Line	Examples of Services and Products

Home respiratory equipment	Provision of oxygen systems, obstructive sleep apnea equipment, and nebulizers.

Home medical equipment	Provision of patient safety items, ambulatory aids and in-home equipment, such as wheelchairs and hospital beds.

Business

          The Company provides home health care services and products consisting primarily of the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. The Company’s objective is to be a leading provider of home health care products and services in the markets in which it operates.

Services and Products

          The Company provides a diversified range of home health care services and products.

Home Medical Equipment and Medical Supplies. The Company provides a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, power chairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales of home medical equipment and medical supplies account for 63% and 58% of the Company’s revenues in 2009 and 2008, respectively.

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

The primary respiratory services that the Company provides are:

•

Oxygen systems to assist patients with breathing. There are two types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary room air to provide a continuous flow of oxygen; and (ii) high pressure oxygen cylinders, which are used primarily for portability as an adjunct to oxygen concentrators. Oxygen systems are prescribed by physicians for patients with chronic obstructive pulmonary disease, cystic fibrosis, and neurologically-related respiratory problems.

•

Nebulizers to assist patients with breathing. Nebulizer compressors are used to administer aerosolized medications (such as albuterol) to patients with asthma, bronchitis, chronic obstructive pulmonary disease, and cystic fibrosis.

•

Respiratory assist devices to force air through respiratory passage-ways during sleep. These treatments, which utilize continuous positive airway pressure (“CPAP”) or bi-level positive airway pressure therapy, are used on adults with obstructive sleep apnea (“OSA”), a condition in which a patient’s normal breathing patterns are disturbed during sleep.

Operations

          Organization

Management is focused on revenue development and cost control, and decision-making to improve responsiveness and ensure quality. The Company currently operates from a single location.

The Company provides, through its corporate office management, support, compliance oversight and training, marketing and managed care expertise, sales training and support, and financial and information systems. Services performed at the corporate office include financial and accounting functions, treasury, corporate compliance, human resources, reimbursement oversight, sales and marketing support, clinical policy and procedure development, regulatory affairs and licensure, and information system design. The Company’s patient service center provides centralized order intake and revenue qualification.

          Commitment to Quality

The Company maintains quality and performance improvement programs related to the proper implementation of its service standards.

          Training and Retention of Quality Personnel.

Management recognizes that the Company’s business depends on its personnel. The Company attempts to recruit knowledgeable talent for all positions including account executives that are capable of gaining new business from the local medical community. In addition, the Company provides sales training and orientation to all employees.

          Management Information Systems

Management believes that periodic refinement and upgrading of its management information systems, which permit management to closely monitor operating activities is important to the Company’s business. The Company’s financial systems provide, among other things, monthly budget analyses, trended financial data, and financial comparisons to prior periods. These systems also provide a means for management to monitor key statistical data such as accounts receivable, payor mix, cash collections, revenue mix and expense trends. Additionally, Medicare and other third party claims are billed electronically through the Company’s systems thereby facilitating and improving the timeliness of accounts receivable collections. The Company also maintains a communication network that provides company-wide access to email and the Internet.

          Corporate Compliance

The Company’s goal is to operate its business with honesty and integrity and in compliance with the numerous laws and regulations that govern its operations. The Company’s corporate compliance program is designed to help accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits, and other programs.

Revenues

          The Company derives substantially all of its revenues from third-party payors including Medicare, private insurers, and Medicaid. Medicare is a federally-funded and administered health insurance program that provides coverage for beneficiaries who require certain medical services and products. Medicaid is a state-administered reimbursement program that provides reimbursement for certain medical services and products. Amounts paid under these programs are based upon fixed rates. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise is delivered, or equipment is rented to patients. Revenues are recorded at net realizable amounts estimated to be paid by customers and third party payors. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the period known.

          Sales revenues and related services include all product sales to patients and are derived from the sale of respiratory therapy equipment, and the sale of home health care equipment and medical supplies, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and recorded at the expected payment amount based upon the type of product and the payor when the Company has obtained the properly completed Certificate for Medical Necessity (“CMN”) from the health care provider, when applicable. Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy, and home health care equipment. All rentals of the equipment are provided by the Company on a month-to-month basis and revenue is recorded at the expected payment amount based upon the type of rental and the payor when the Company has obtained the properly completed CMN from the health care provider, when applicable. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.

          Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental revenue ratably over the monthly service period and defers revenue for the portion of the monthly bill which is unearned. The fixed monthly rental encompasses the rental of the product, delivery, set-up, instruction, maintenance, repairs, and providing backup systems when needed, and as such, no separate revenue is earned from the initial equipment delivery and setup process. Routine maintenance and servicing of the equipment is the responsibility of the Company for as long as the patient is renting the equipment.

          Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis, and therefore, are excluded from revenues in the statements of operations.

          Because the Company derives a significant portion of its revenues from Medicare and Medicaid reimbursement, material changes in Medicare and Medicaid reimbursement have a material impact on its revenues and, consequently, on its business operations and financial results. Reimbursement levels typically are subject to downward pressure as the federal and state governments and managed care payors seek to reduce payments.

          Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues, improve productivity, and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse impact could be material.

Collections

          The Company has three key initiatives in place to maintain and/or improve collections of accounts receivable: (i) proper staffing and training; (ii) process redesign and standardization; and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

          Net patient accounts receivable at December 31, 2009 was $241,190 compared to net patient accounts receivable of $356,801 at December 31, 2008.

          We derive a substantial majority of our revenue from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. The following table sets forth, for the periods indicated, the percentage of our revenues derived from different types of payors.

	Year Ended December 31,

Payors	2009	2008

Medicare and Medicaid programs	36%	64%
Private insurance	43	29
Direct payment	21	7

	100%	100%

     An important indicator of the Company’s accounts receivable collection efforts is the monitoring of the days sales outstanding (“DSO”). The Company monitors DSO trends for the Company as part of the management of the billing and collections process. An increase in DSO usually results from slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing process. The table below shows the Company’s DSO for the periods indicated and is calculated by dividing patient accounts receivable by the average daily revenue for the previous 90 days, net of bad debt expense:

	2009	2008

DSO	62 days	67 days

          The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

Sales and Marketing

          The Company has increased its focus on sales and marketing efforts over the past several years in an effort to improve revenues. During this time, management implemented changes designed to improve the effectiveness of the Company’s selling efforts. These include revisions to the Account Executive commission plans and a restructuring of the sales organization. Management believes these actions have resulted in a more focused sales management team.

          The Company’s sales and marketing focus for 2009 and beyond includes: (i) increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; and (iii) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow revenues will be critical to the Company’s success. Management will continue to review and monitor progress with its sales and marketing efforts.

Competition

          The home health care industry is consolidating but remains highly fragmented and competition varies significantly from market to market. There are still relatively few barriers to entry in the local markets served by the Company, and the Company could encounter competition from new market entrants. Management believes that the competitive factors most important in the Company’s lines of business are quality of service, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, clinical expertise, and the range of services offered.

          Home medical equipment and home health care supply companies in our market compete primarily on the basis of service, not pricing, since reimbursement levels are established by fee schedules promulgated by Medicare and Medicaid or by the individual determinations of private insurance companies. Furthermore, marketing efforts are typically directed toward referral sources that generally do not share financial responsibility for the payment of services provided to customers. The relationships between a home medical equipment company and its customers and referral sources are highly personal. There is no compelling incentive for either physicians or the patients to alter the relationship, so long as the home respiratory company is providing responsive, professional and high-quality service.

          Third-party payors and their case managers actively monitor and direct the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers has become a prerequisite in many cases to the Company’s ability to serve many of the patients it treats. Similarly, the ability of the Company and its competitors to align themselves with other healthcare service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services, substantially discounted prices, and geographic coverage.

Employees

          As of December 31, 2009, we had 27 employees. None of our employees are covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

ITEM 1.A	RISK FACTORS

          You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this annual report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

THE COST OF HEALTHCARE IS FUNDED SUBSTANTIALLY BY GOVERNMENT AND PRIVATE INSURANCE PROGRAMS. IF THIS FUNDING IS REDUCED OR BECOMES LIMITED OR UNAVAILABLE TO OUR CUSTOMERS, OUR BUSINESS MAY BE ADVERSELY IMPACTED.

          Third-party payers include Medicare, Medicaid and private health insurance providers. Third-party payers are increasingly challenging prices charged for healthcare services. We cannot assure you that our services will be considered cost-effective by third-party payers, that reimbursement will be available or that payer reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all. We cannot control reimbursement rates, including Medicare market basket or other rate adjustments, or policies for a significant portion of our business.

POSSIBLE CHANGES IN THE CASE MIX OF PATIENTS, AS WELL AS PAYER MIX AND PAYMENT METHODOLOGIES, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY.

          The sources and amounts of our patient revenues will be determined by a number of factors, including the mix of patients and the rates of reimbursement among payers. Changes in the case mix of the patients as well as payer mix among private pay, Medicare and Medicaid may significantly affect our profitability. In particular, any significant increase in our Medicaid population or decrease in Medicaid payments could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.

AN ECONOMIC DOWNTURN, STATE BUDGET PRESSURES, RISING UNEMPLOYMENT AND CONTINUED DEFICIT SPENDING BY THE FEDERAL GOVERNMENT MAY RESULT IN A REDUCTION IN REIMBURSEMENT AND COVERED SERVICES.

          An economic downturn can have a detrimental effect on our revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn, coupled with increased unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

          The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy, the war in Iraq and Afghanistan or other reasons, can lead to continuing pressure to reduce government expenditures for other purposes, including governmentally funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations.

LEGISLATIVE AND REGULATORY ACTIONS RESULTING IN CHANGES IN REIMBURSEMENT RATES OR METHODS OF PAYMENT FROM MEDICARE AND MEDICAID, OR IMPLEMENTATION OF OTHER MEASURES TO REDUCE REIMBURSEMENT FOR OUR SERVICES, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND OPERATING MARGINS.

          In fiscal 2009, 36% percent of our total net revenues were generated from Medicare and Medicaid and Local Government programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates. For example, Congress currently has under discussion a number of healthcare reform measures, some of which include reimbursement changes to home health and hospice that can, if enacted, negatively impact HASCO and other providers. The legislative environment is presently very fluid, and the Company is monitoring the situation closely.

          In addition, the timing of payments made under these programs is subject to regulatory action and governmental budgetary constraints. For certain Medicaid programs, the time period between submission of claims and payment has increased. Further, within the statutory framework of the Medicare and Medicaid programs, there are a substantial number of areas subject to administrative rulings and interpretations that may further affect payments made under those programs. Additionally, the federal and state governments may in the future reduce the funds available under those programs or require more stringent utilization and quality reviews of providers. Moreover, we cannot assure you that adjustments from regulatory actions or Medicare or Medicaid audits, including the payment of fines or penalties to the federal or state governments, will not have a material adverse effect on our liquidity or profitability.

WE CONDUCT BUSINESS IN A HEAVILY REGULATED INDUSTRY, AND CHANGES IN REGULATIONS AND VIOLATIONS OF REGULATIONS MAY RESULT IN INCREASED COSTS OR SANCTIONS.

          Our business is subject to extensive federal, state and, in some cases, local regulation. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs or reduce revenue and thereby adversely affect the financial viability of our business. Because these laws are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies, including fines, the revocation of licenses or decertification. Unanticipated increases in operating costs or reductions in revenue could adversely affect our liquidity.

WE ARE SUBJECT TO PERIODIC AUDITS AND REQUESTS FOR INFORMATION BY THE MEDICARE AND MEDICAID PROGRAMS OR GOVERNMENT AGENCIES, WHICH HAVE VARIOUS RIGHTS AND REMEDIES AGAINST US IF THEY ASSERT THAT WE HAVE OVERCHARGED THE PROGRAMS OR FAILED TO COMPLY WITH PROGRAM REQUIREMENTS.

          The operation of our business is subject to federal and state laws prohibiting fraud by healthcare providers, including laws containing criminal provisions, which prohibit filing false claims or making false statements in order to receive payment or obtain certification under Medicare and Medicaid programs, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may also be subject to fines and treble damage claims if we violate the civil provisions that prohibit knowingly filing a false claim or knowingly using false statements to obtain payment. State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs.

          We have established policies and procedures that we believe are sufficient to ensure that we will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicare and Medicaid programs criteria, those criteria are often vague and subject to change and interpretation. The imposition of fines, criminal penalties or program exclusions could have a material adverse effect on our financial condition, results of operations and cash flows.

WE FACE ADDITIONAL FEDERAL REQUIREMENTS THAT MANDATE MAJOR CHANGES IN THE
TRANSMISSION AND RETENTION OF HEALTH INFORMATION AND IN NOTIFICATION REQUIREMENTS FOR ANY HEALTH INFORMATION SECURITY BREACHES.

          The Health Insurance Portability and Accountability Act of 1996 (“HIPPA”) was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify healthcare administrative processes. The enactment of HIPAA expanded protection of the privacy and security of personal medical data and required the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law has resulted in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

          The Health Information Technology for Economic and Clinical Health Act (HITECH Act), effective February 22, 2010, sets forth health information security breach notification requirements. A week after the effective date, covered entities and business associates were required to submit reports to the US Department of Health and Human Services (HHS) of any breaches that occurred during the last quarter of 2009. The HITECH Act requires patient notification for all breaches, media notification of breaches of over

500 patients and at least annual reporting of all breaches to the Secretary of HHS. The HITECH Act also includes 4 tiers of sanctions for breaches ($100 to $1.5 million). Failure to comply with HITECH could result in fines and penalties that could have a material adverse effect on us.

THE COMPANY DEPENDS ON RETAINING AND OBTAINING PROFITABLE MANAGED CARE CONTRACTS, AND THE COMPANY’S BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED IF IT IS UNABLE TO RETAIN OR OBTAIN SUCH MANAGED CARE CONTRACTS.

               As managed care plays a significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services, by increasing retrospective payment audits, and by negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, it will experience declining profitability unless the Company also decreases its cost for providing services and increases higher margin services.

WE MAY UNDERTAKE ACQUISITIONS THAT COULD SUBJECT US TO UNANTICIPATED LIABILITIES AND THAT COULD FAIL TO ACHIEVE EXPECTED BENEFITS.

Our strategy is to increase our market share through internal growth and strategic acquisitions. Consideration for the acquisitions has generally consisted of cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

               The implementation of an acquisition strategy entails certain risks, including inaccurate assessment of disclosed liabilities, the existence of undisclosed liabilities, regulatory compliance issues associated with the acquired business, entry into markets in which we may have limited or no experience, diversion of management’s attention and human resources from our underlying business, difficulties in integrating the operations of an acquired business or in realizing anticipated efficiencies and cost savings, failure to retain key management or operating personnel of the acquired business, and an increase in indebtedness and a limitation in the ability to access additional capital on favorable terms. The successful integration of an acquired business may be dependent on the size of the acquired business, condition of the customer billing records, and complexity of system conversions and execution of the integration plan by local management. If we do not successfully integrate the acquired business, the acquisition could fail to achieve its expected revenue contribution or there could be delays in the billing and collection of claims for services rendered to customers, which may have a material adverse effect on our financial position and operating results.

THE MARKET IN WHICH THE COMPANY OPERATES IS HIGHLY COMPETITIVE, AND IF THE COMPANY IS UNABLE TO COMPETE SUCCESSFULLY, ITS BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

               The home health care market is highly fragmented. There are relatively few barriers to entry in the local market served by the Company, and it could encounter competition from new market entrants. The majority of the Company’s competition comes from local independent operators or hospital-based facilities. Some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company.

THE PROVISION OF HEALTHCARE SERVICES ENTAILS AN INHERENT RISK OF LIABILITY, AND THE COMPANY’S INSURANCE MAY NOT BE SUFFICIENT TO EFFECTIVELY PROTECT THE COMPANY FROM ALL CLAIMS.

               The provision of healthcare services entails an inherent risk of liability. Certain participants in the home healthcare industry may be subject to lawsuits that may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company’s insurance coverage will not arise. A successful claim against the Company in excess of the Company’s insurance coverage could have a material adverse effect upon the operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company’s ability to attract patients or to expand its business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES

          We currently lease approximately 12,000 square feet (including common area allocation) of general office and warehouse space in Mobile, Alabama from an unrelated third party which serves as our principal executive office at an annual base rent of approximately $66,000. The lease expires in June 2013.

ITEM 3.	LEGAL PROCEEDINGS

          We are not a party to any pending or threatened litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Equity and Related Stockholder Matters

          Our common stock is quoted on the pink sheets operated by Pink Sheets, LLC. Our shares are listed under the symbol “HASC.”

          The following sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the pink sheets. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ended December 31, 2009	High	Low
First Quarter	$0.0006	$0.0006
Second Quarter	0.007	0.007
Third Quarter	0.007	0.007
Fourth Quarter	N/A	N/A
Year Ended December 31, 2008
First Quarter	$0.35	$0.35
Second Quarter	0.35	0.34
Third Quarter	0.35	0.35
Fourth Quarter	0.35	0.0005

Holders

          As of March 31, 2010, we had 63 stockholders of record of our common stock. Such numbers of record stockholders was derived from the records maintained by our transfer agent, Olde Monmouth Stock Transfer Company, Inc.

Dividend Policy

          We have never paid cash dividends on our common stock. Payment of dividends is within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. Under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

          In January, 2010 we sold 4,000,000 shares of common stock to a Director at a price of $0.007 per share, the fair value at the time of the transaction. The proceeds of the transaction was $28,000. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

          In March 2010, we issued 3,200,000 shares of our common stock to our four officers and three directors for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.007 per share or $22,400 and has been recorded as stock-based compensation. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

          In March, 2010, we issued 12,857,142 shares of our common stock valued at $90,000 in satisfaction of debt in the amount of $90,000, which is related to services rendered to the Company by a related party. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 6.	SELECTED FINANCIAL DATA

          Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion of our financial condition and results of operation for the fiscal years ended December 31, 2009 and 2008 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

          On May 12, 2009, we completed the acquisition of Southern Medical & Mobility, Inc. (SMM”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SMM and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became our wholly-owned subsidiary. The shareholder of Southern Medical & Mobility, Inc. was issued a total of 554,676,000 shares of our common stock in exchange for their Southern Medical & Mobility, Inc. share.

          After the merger and transactions that occurred at the same time as the merger, there were 642,176,000 shares of our common stock outstanding, of which 620,000,000, approximately 96.5%, were held by HASCO Holdings, LLC, the former sole shareholder of Southern Medical & Mobility, Inc.

          Prior to the merger, we were a shell company with no business operations.

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

          A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended December 31, 2009 and notes thereto contained in this report as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company’s operating results and financial condition.

          Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

               Use of Estimates - Management’s Discussion and Analysis or Plan of Operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of and equipment and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

               Revenue Recognition - The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

               Stock Based Compensation - In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

               Accounts Receivable - Management performs ongoing evaluations of its accounts receivable. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity and uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, and other operating trends. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

               Inventory is valued at the lower of cost or market, on an average cost basis and includes primarily finished goods.

               Long-Lived Assets - The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2009 and 2008:

The following table provides an overview of certain key factors of our results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

	Years ended December 31,

	2009	2008

Net Revenues	$3,390,840	$4,575,680
Cost of sales	910,540	1,269,620
Operating Expenses:
Marketing and selling	20,644	1,950
Depreciation and amortization	29,001	40,908
General and administrative	2,857,606	2,722,888
Total operating expenses	2,907,251	2,765,746
Income (loss) from operations	(426,951)	540,314
Total other income (expense)	(9,065)	(59,232)
Income tax benefit (expense)	104,727	(111,000)
Net income (loss)	$(331,289)	$370,082

Other Key Indicators:

	Years ended December 31,

	2009	2008

Cost of sales as a percentage of revenues	26.9%	27.7%
Gross profit margin	73.1%	72.3%
General and administrative expenses as a percentage of revenues	84.3%	59.5%
Total operating expenses as a percentage of revenues	85.7%	60.44%

Years ended December 31, 2009 and 2008

Net Revenues

               For the year ended December 31, 2009, we reported revenues of $3,390,840 as compared to revenues of $4,575,680 for the year ended December 31, 2008, a decrease of $1,184,840 or approximately 26%. The decrease is primarily due to the impact of the 9.5% MIPAA reduction, lower reimbursement rates from third party payors and lower hospital census levels.

Cost of Sales

               Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the year ended December 31, 2009, cost of sales was $910,540, or approximately 26.9% of revenues, compared to $1,269,620, or approximately 27.7% of revenues, for the year ended December 31, 2008. There was no material change in the costs of sales as a percentage of revenue and the corresponding gross profit margin for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Total Operating Expenses

               Our total operating expenses increased approximately 5% to $2,907,251 for the year ended December 31, 2009 as compared to $2,765,746 for the year ended December 31, 2008. These changes include:

•          Marketing and Selling. For the year ended December 31, 2009, marketing and selling costs were $20,644 as compared to $1,950 for the year ended December 31, 2008, an increase of $18,694. The increase was due to marketing, advertising and print advertising programs initiated during the year ended December 31, 2009.

•          Depreciation expense. For the year ended December 31, 2009, depreciation expense amounted to $29,001 as compared to $40,908 for the year ended December 31, 2008, a decrease of $11,907 or 29.1%. The decrease in depreciation was primarily attributable to older assets which were fully depreciated in fiscal 2008.

•          General and administrative expense. For the year ended December 31, 2009, general and administrative expenses were $2,857,606 as compared to $2,722,888 for the year ended December 31, 2008, an increase of $134,718 or approximately 5%. For the year ended December 31, 2009 and 2008 general and administrative expenses consisted of the following:

	Years ended December 31
	2009	2008

Rent	$82,274	$43,365
Employee compensation	1,609,201	1,392,324
Professional fees	136,002	52,022
Internet/Phone	29,350	55,394
Travel/Entertainment	78,144	124,822
Bad debt expense	463,727	648,788
Insurance	57,277	64,227
Other general and administrative	199,976	173,946
Management fees	201,655	168,000

	$2,857,606	$2,722,888

•	For the year ended December 31, 2009, rent expense increased to $82,274 as compared to $43,365. Rent expense is higher due to the Company’s relocation to its retail location in Mobile, Alabama.

•

For the year ended December 31, 2009, employee compensation increased by $216,877, or 15.6% as compared to $1,392,324. The increase was primarily attributable to the addition of a management team, as well as additional headcount in staff.

•

For the year ended December 31, 2009, Professional fees expense increased to $136,002 as compared to $52,022. Professional fees expense increased as a result of non-recurring legal and audit fees incurred in connection with the reverse merger which was executed in May 2009. Non-recurring legal fees in connection with the filing of our stock option plan and reverse merger was approximately $13,000 and $25,000, respectively.

•

For the year ended December 31, 2009, internet and telephone expense decreased to $29,350 as compared to $55,394. Internet and telephone expense decreased as a result of the change in service provider resulting in lower costs and the Company’s move to its retail location in August 2008.

•	For the year ended December 31, 2009, travel and entertainment expense decreased to $78,144 as compared to $124,822. Travel and entertainment expense decreased as a result of cost cutting measures.

•

For the year ended December 31, 2009 Bad debt expense amounted to $463,727 as compared to $648,788 for the year ended December 31, 2008, a decrease of $185,061, or 29%. The decrease was due to the implementation of improved collections procedures, and the overall decrease in revenues for the year ended December 31, 2009 as compared to the prior year. For the year ended December 31, 2009, we wrote off approximately $141,000 of acquired accounts receivable which management deemed uncollectible.

•

For the year ended December 31, 2009 Insurance expense decreased to $57,277 as compared to $64,227 for the year ended December 31, 2008. Insurance expense decreased due to change in insurance providers during the period.

•

For the year ended December 31, 2009 Other general and administrative expense increased to $199,976 as compared to $173,946 for the year ended December 31, 2008. The increase is primarily attributable to increase in software system expense of approximately $16,000 by the Company.

•

For the year ended December 31, 2009 Management fee expense increased to $201,655 as compared to $168,000 for the year ended December 31, 2008. The increase is primarily attributable to management fees paid to HASCO Holdings, LLC beginning in August 2008.

INCOME (LOSS) FROM OPERATIONS

               We reported loss from operations of $(426,951) for the year ended December 31, 2009 as compared to income from operations of $540,314 for the year ended December 31, 2008, a decrease of $967,265 or approximately 179%.

OTHER INCOME (EXPENSES)

               Losses on disposal of assets. Losses on disposal of assets were $0 and $53,825 for the year ended December 31, 2009 and 2008, respectively. In 2008, the losses are attributable to the disposal of vehicles and office equipment which were no longer used by the Company upon moving to their new location and change of ownership.

               Interest Income. Interest income for the year ended December 31, 2009 amounted to $0. This compares to $5,130 in interest income in the comparable period in fiscal 2008.

               Interest Expense. For the year ended December 31, 2009, interest expense amounted to $17,815 as compared to $10,537 for the year ended December 31, 2008. The increase in interest expense is primarily attributable to higher notes payable and interest bearing liabilities in fiscal 2009.

NET INCOME (LOSS)

               Our net loss was $331,289 for the year ended December 31, 2009 as compared to net income of $370,082 for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

               Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2009 and December 31, 2008:

	December 31,	December 31,	$	%
	2009	2008	Change	Change

Working capital	67,940	479,435	(411,495)	(85.8%)

Cash	200	141,163	(140,963)	(100.0%)
Accounts receivable, net	241,190	356,801	(115,611)	(32.4%)
Inventory	104,106	223,022	(118,916)	(53.3%)
Total current assets	358,986	729,984	(370,998)	(50.8%)
Property and equipment, net	255,130	186,056	69,074	37.1%
Total assets	614,536	916,460	(301,924)	(32.9%)

Accounts payable and accrued liabilities	258,388	142,339	116,049	81.5%
Notes payable-current	17,658	10,205	7,453	73.0%
Total current liabilities	291,046	250,549	40,497	16.2%
Notes payable-long term	168,939	171,015	(2,076)	(1.2%)
Total liabilities	459,985	421,564	38,421	9.1%
(Accumulated deficit)retained earnings	(701,118)	168,081	(869,199)	(517.1%)
Stockholders’ equity	154,551	494,896	(340,345)	(68.8%)

               Net cash provided by operating activities was $124,265 for the year ended December 31, 2009 as compared to net cash provided by operating activities of $893,601 for the year ended December 31, 2008, a decrease of $769,336. For the year ended December 31, 2009, we had net loss of $331,289 and non-cash items such as depreciation expense of $201,531, bad debt of $463,727, stock based compensation of $2,173 offset by decreases from changes in assets and liabilities of $211,877. During the year ended December 31, 2009 we experienced an increase in accounts receivable of $348,116, an increase in prepaid expenses of $4,492, and an increase in accounts payable and accrued expenses of $21,815, which was offset by a decrease in inventory of $118,916. For the year ended December 31, 2008, we used cash to fund our net income of $370,082 incremented by non-cash items such as depreciation expense of $390,022, bad debts of $648,788, offset by changes in assets and liabilities of $569,116.

               Net cash used in investing activities for the year ended December 31, 2009 was $248,846 as compared to net cash used in investing activities of $306,958 for the year ended December 31, 2008. During the year ended December 31, 2009 and 2008, we used cash for property and equipment purchases.

               Net cash used in financing activities for the year ended December 31, 2009 was $16,382 as compared to net cash used in financing activities of $759,849 for the year ended December 31, 2008. For the year ended December 31, 2009, net cash provided by financing activities related to payments on notes payable of $16,382. For the year ended December 31, 2008, net cash used in financing activities included dividends paid of $898,729, payments on notes payable of $18,125, offset by proceeds from related party borrowings of $157,005.

               At December 31, 2009 we had a working capital surplus of $67,940 and accumulated deficit of $(701,118).

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2009.

		Payments Due by Period

		Less than 1	1-3 Years	3-5	5 Years
	Total	year		Years	+

Contractual Obligations :
Operating Lease	$231,000	$66,000	$165,000	$—	$—
Notes payable	36,597	17,658	18,939	—	—
Note payable – related party	150,000	—	—	150,000	—

Total Contractual Obligations:	$417,597	$83,658	$183,939	$150,000	$—

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

In April 2009, the FASB issued ASC Topic 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 320-10-65 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued ASC Topic 320-10-65, “Interim Disclosures About Fair Value of Financial Instruments”. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At December 31, 2009 and 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued (ASC Topic 855), “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the results of operations and financial condition.

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    Not applicable to smaller reporting companies

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    See our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

               As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2009, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

               Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

               Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

               With respect to the fiscal year ending December 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2009, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal audit functions. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Management’s Report on Internal Control over Financial Reporting

               Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified material weaknesses related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2009.

               Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

               Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

               We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

               A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

               Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

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

Changes in Internal Control over Financial Reporting

               There have been no changes in our internal control over financial reporting during our fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Set forth below is information concerning our executive officers and directors:

Name	Age	Position

Hal Compton, Sr.	62	Chairman of the Board
Hal Compton, Jr.	37	Chief Executive Officer and Director
Mark B. Lucky	51	Chief Financial Officer and Director
Bill Marginson*	63	Director
Barry McCook*	62	Director

          * Member of the audit and compensation committees.

Biographical Information

Harold F. Compton, Sr. Mr. Compton has been a member of our Board of Directors since January 2009. Mr. Compton has been a retailer for more than 30 years. Mr. Compton joined CompUSA Inc. in 1994 as Executive Vice President-Operations, becoming Executive Vice President and Chief Operating Officer in 1995, President of CompUSA Stores in 1996 and Chief Executive Officer of CompUSA Inc. in 2000, a position he held until his retirement in 2004. Prior to joining CompUSA, Inc., from 1993 until 1994 he served as President and COO of Central Electric Inc., Executive Vice President Operations and Human Resources, and Director of Stores for HomeBase (1989 to 1993), Senior Vice President Operations and Director of Stores for Roses Discount Department Stores (1986 to 1989), and held various management positions including Store Manager, District Manager, Regional Vice President and Zone Vice President for Zayre Corporation from 1965 to 1986. Mr. Compton currently serves as lead director on the Board of Directors of IceWEB, Inc., and is also currently a member of the Board of Directors of Maidenform Brands, Inc. and is a member of its Compensation Committee and Audit Committee of the Board of Directors of that company.

Hal Compton, Jr. Mr. Compton is currently the CEO/President of Southern Medical & Mobility Inc. Prior to joining Southern Medical & Mobility, he was in the retail sector for 18 years. He was previously the Vice President of Sales and Operations in charge of stores for CompUSA. In addition to his professional experience, he is currently serving on the National Advisory Council for Arnold Palmer Hospital in Orlando Florida. Mr. Compton is a graduate of Pepperdine University.

Mark B. Lucky Mr. Lucky has over 20 years professional experience in high growth/start-up ventures and established companies with multi-industry experience including financial services, technology, software, real estate, biotech and entertainment and media. He is currently the Chief Financial Officer of IceWEB, Inc., a technology company located in northern Virginia. Prior to joining IceWEB, he consulted at Bearing Point on their financial restatement project. From 2004 to 2005 he was Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. While at both Galt Associates, Inc. and MindShare Design, Inc. Mr. Lucky was the senior financial officer for the company, providing strategic and tactical analysis and managing day to day finance, accounting, cash management, reporting and human resource responsibilities. During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc., a NASDAQ-listed San Francisco, California-based early stage drug discovery biotech company (acting CFO and Senior Director of Finance), PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc. (Vice President - Finance 1997 to 1998), Mindscape, Inc. (Director of Financial Planning and Analysis 1995 to 1996), The Walt Disney Company (Manager, Operations Planning & Analysis, Manager of Corporate Planning 1991 to 1995), and KPMG. Mr. Lucky is a CPA and received his B.A., Economics, from the University of California at Los Angeles.

Bill Marginson Mr. Marginson is currently the vice president of Retail Services at Solutions Management, LLC. He was also a founding partner of LSM Mortgage, Inc./Sandcastle Title, Inc. of Tampa, Florida. Prior to founding LSM Mortgage, he served in senior management positions in the retail industry for 27 years, including serving as president of Clearwater Mattress Company and serving as CEO of The Wiz electronics retailer. In addition, Mr. Marginson was the co-founder of Yes Appliances and Furniture Co. Inc. and has also held senior positions with The Garr Consulting Group, Montgomery Ward, and Zayre Discount Department Stores. Mr. Marginson was an officer in the U.S. Army, and holds an MBA in Management and Finance, with distinction, from Babson College, and a B.S. in Business Economics from the University of Rhode Island.

Barry McCook Mr. McCook is currently the owner and President of QS, LLC, a commercial construction and real estate firm. He was also previously the founder and president of Finders Keepers Inc., an Atlanta, Georgia based retailer featuring deep discount gifts and home accessories. Prior to founding Finders Keepers, Inc., he served in senior management positions in the retail industry for 27 years, including serving as Senior Vice President of Store Operations and Real Estate for Softwarehouse /CompUSA, the Director of Store Operations for Tuesday Morning Inc., and as a District Manager for Eckerd Drug Inc. In addition, Mr. McCook holds a BBA in Finance from the University of Texas – Arlington.

Family Relationships

Harold Compton Sr. and Harold Compton Jr. are father and son.

Section 16(a) Beneficial Ownership Reporting Compliance

               Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2009, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

Code of Ethics Policy

               We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge by written request to 1416 West I-65 Service Road S., Mobile, AL.

Committees of our Board of Directors

               Our Board of Directors has created both an Audit Committee and a Compensation Committee. We do not have a Nominating Committee or any committee performing a similar function. The functions that such a committee would undertake are being undertaken by the entire board as a whole. We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors or any inquiry as to what the procedures may be if a stockholder wished to make such a recommendation. Since May 2009 the Board has been developing a nominating and approval process and policy to guide the handling of potential recommendations of board candidates. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

               Audit Committee. The Audit Committee of our Board of Directors was formed to assist the Board of Directors in fulfilling its oversight responsibilities for the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent auditors. The Audit Committee will also prepare the report that SEC rules require be included in our annual proxy statement. The Audit Committee has adopted a charter which sets forth the parameters of its authority The Audit Committee Charter provides that the Audit Committee is empowered to:

•

Appoint, compensate, and oversee the work of the independent registered public accounting firm employed by our company to conduct the annual audit. This firm will report directly to the audit committee;

•	Resolve any disagreements between management and the auditor regarding financial reporting;

•	Pre-approve all auditing and permitted non-audit services performed by our external audit firm;

•	Retain independent counsel, accountants, or others to advise the committee or assist in the conduct of an investigation;

•	Seek any information it requires from employees - all of whom are directed to cooperate with the committee’s requests - or external parties;

•	Meet with our officers, external auditors, or outside counsel, as necessary; and

•

The committee may delegate authority to subcommittees, including the authority to pre-approve all auditing and permitted non- audit services, provided that such decisions are presented to the full committee at its next scheduled meeting.

Each Audit Committee member is required to:

•

satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

•	meet the definitions of “non-employee director” for purposes of SEC Rule 16b-3 and “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Each committee member is required to be financially literate and at least one member is to be designated as the “financial expert,” as defined by applicable legislation and regulation. No committee member is permitted to simultaneously serve on the audit committees of more than two other public companies. Our board of directors has determined that the member of the audit committee is an independent director. Mr. Marginson is considered an “audit committee financial expert” under the definition under Item 407 of Regulation S-K. As we expand our Board of Directors with additional independent directors the number of directors serving on the Audit Committee will also increase.

Compensation Committee. The Compensation Committee was appointed by the Board to discharge the Board’s responsibilities relating to:

•	compensation of our executives,

•	equity-based compensation plans, including, without limitation, stock option and restricted stock plans, in which officers or employees may participate, and

•

arrangements with executive officers relating to their employment relationships with our company, including employment agreements, severance agreements, supplemental pension or savings arrangements, change in control agreements and restrictive covenants.

               The Compensation Committee has adopted a charter. The Compensation Committee charter provides that the Compensation Committee has overall responsibility for approving and evaluating executive officer compensation plans, policies and programs of our company, as well as all equity-based compensation plans and policies. In addition, the Compensation Committee oversees, reviews and approves all of our ERISA and other employee benefit plans which we may establish from time to time. The Compensation Committee is also responsible for producing an annual report on executive compensation for inclusion in our proxy statement and assisting in the preparation of certain information to be included in other periodic reports filed with the SEC.

Each Compensation Committee member is required to:

•

satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

•	meet the definitions of “non-employee director” for purposes of SEC Rule 16b-3 and “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

               Pursuant to our Compensation Committee Charter, the Compensation Committee is charged with evaluating and recommending for approval by the Board of Directors the compensation of our executive officers. In addition, the Compensation Committee also evaluates and makes recommendations to the entire Board of Directors regarding grants of options which may be made as director compensation. The Compensation Committee does not delegate these authorities to any other persons nor does it use the services of any compensation consultants.

               Mr. McCook is the only member of our Compensation Committee. As we expand our Board of Directors with additional independent directors the number of directors serving on the Compensation Committee will also increase.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2009. The value attributable to any option awards is computed in accordance with ASC Topic 718.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen- sation ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation ($) (i)	Total ($) (j)

Hal
Compton Jr.
(1)	2009	185,000	—	—	6,400	—	—	11,700	$203,100
	2008	149,423	—	—	—	—	—	5,730	$155,153
Mark Lucky
(2)	2009	63,400	—	—	6,400	—	—	—	$69,800
	2008	—	—	—	—	—	—	—	$—
Alfredo
Ollivierre
(3)	2009	126,615	—	—	6,400	—	—	4,500	$137,515
	2008	46,538	—	—	—	—	—	1,500	$48,038

(1)

Hal Compton Jr. has served as our CEO since May 2009. During 2009, in addition to his salary, his compensation included options awards to purchase a total of 1,000,000 shares of our common stock at an exercise price of $.007 per share which were valued at $6,400. Other compensation for fiscal 2009 included $11,700 for payment of health, dental and life insurance.

(2)

Mark Lucky has served as our CFO since May 2009. During 2009, in addition to his salary, his compensation included options awards to purchase a total of 1,000,000 shares of our common stock at an exercise price of $.007 per share which were valued at $6,400.

(3)

Alfredo Ollivierre. has served as our COO since May 2009. During 2009, in addition to his salary, his compensation included options awards to purchase a total of 1,000,000 shares of our common stock at an exercise price of $.007 per share which were valued at $6,400. Other compensation for fiscal 2009 included $4,500 for payment of health, dental and life insurance.

Prior to the Share Exchange on May 6, 2009, we were a “blank check” shell company that was formed to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The officer and director of our company prior to the Share Exchange are no longer employed by or affiliated with our company.

Compensation for our current named executive officers is determined with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf. Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development. For these reasons, the elements of compensation of our executive officers are salary and bonus. Salary is paid to cover an appropriate level of living expenses for the executive officers and the bonus is paid to reward the executive officer for individual and company achievement. The compensation is determined by the Compensation Committee of our Board of Directors.

We believe that the salaries paid to our executive officers during 2009 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our company. Salary is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS						STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Hal Compton Jr.	—	1,000,000	—	—	—	—	—	—	—
Mark Lucky	—	1,000,000	—	—	—	—	—	—	—
Alfredo Ollivierre	—	1,000,000	—	—	—	—	—	—	—

2009 Stock Option Plan

Under the Company’s stock option plan, adopted on July 9, 2009, 20,000,000 shares of common stock were reserved for issuance upon exercise of options granted to our directors, officers and employees. We are authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, we can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant.

Pension Benefits

There were no pension benefit plans in effect in 2009

Nonqualified defined contribution and other nonqualified deferred compensation plans

There were no non-qualified defined contribution or other nonqualified deferred compensation plans in effect in 2009.

Employment Agreements

At this time there are no agreements in place.

Director Compensation

Our Board of Directors is comprised of Hal Compton, Sr., Hal Compton, Jr. Bill Marginson and Barry McCook. Hal Compton, Jr. does not receive any compensation specifically for his Board services. The following table provides information concerning the compensation of Hal Compton, Sr., Bill Marginson and Barry McCook for services as members of our Board of Directors for fiscal 2009. The value attributable to any option awards is computed in accordance with ASC Topic 718.

			DIRECTOR COMPENSATION

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Warrant and Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Hal Compton, Sr. (1)	0	0	160	0	0	0	160

Bill Marginson (2)	0	0	160	0	0	0	160

Barry McCook (3)	0	0	160	0	0	0	160

(1)	Represents the value of options to purchase 25,000 shares of our common stock with an exercise price of $0.007 per share.

(2)	Represents the value of options to purchase 25,000 shares of our common stock with an exercise price of $0.007 per share

(3)	Represents the value of options to purchase 25,000 shares of our common stock with an exercise price of $0.007 per share

          We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board and determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          At March 31, 2010 we had 733,553,142 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2010 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Southern Medical & Mobility, Inc. 1416 West I-65 Service Road, S., Mobile, AL 36693.

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Share Exchange (1)	Percent of Class

HASCO Holdings, LLC		632,857,142	86.3%

Hal Compton, Sr. (2)	Chairman of the Board	215,002,381	29.3%

Scott Compton (2)		211,952,380	28.9%

Hal Compton, Jr. (2)	Chief Executive Officer	211,952,381	28.9%

Barry McCook	Board member	50,000	*

Bill Marginson	Board member	50,000	*

Mark Lucky	Chief Financial Officer, Board member	2,050,000	*

All directors and executive officers as a group (7 people)		635,007,142	86.6%

*	represents less than 1%

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)

Includes 210,952,381 shares of common stock owned by HASCO Holdings, LLC, our largest stockholder. HASCO Holdings, LLC is a Texas limited liability company of which Hal Compton Sr., Hal Compton, Jr. and Scott Compton are each managers and each own 33.3% of the outstanding membership interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into a note payable agreement with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO. The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum. The loan has a term of five years. As of December 31, 2009, accrued interest from such notes payable amounted to $15,000.

We paid management fee of approximately $202,000 and $168,000 to HASCO Holdings, LLC during the year ended December 31, 2009 and 2008, respectively.

Our major shareholder, HASCO Holdings, LLC has made advances to us from time-to-time for operating expenses. These advances are short-term in nature and are non-interest bearing. At December 31, 2009 and 2008, amounts due to this related party amounted to $0 and $7,005, respectively.

In January, 2010 we sold 4,000,000 shares of common stock to a Director at a price of $0.007 per share, the fair value at the time of the transaction. The proceeds of the transaction was $28,000.

In March, 2010, we issued 12,857,142 shares of our common stock valued at $90,000 in satisfaction of debt in the amount of $90,000, which is related to services rendered to the Company by a related party.

Director Independence

               Of the five directors, management believes that Mr. Marginson and Mr. McCook would be considered “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

               The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,

Category	2009	2008

Audit Fees (1)	$—	$1,572
Audit Related Fees (2)	41,222	—
Tax Fees (3)	—	2,500
All Other Fees (4)	—	—

(1)

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K/10-KSB and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)

Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q/10-QSB and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

               Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the entire Board of Directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger between BBC Graphics of Palm Beach, Inc. HASCO Holdings, LLC and Southern Medical & Mobility, Inc. *

2.2	Amendment to Articles of Incorporation of BBC Graphics, Inc. *

2.3	Bylaws of Southern Medical & Mobility, Inc. *

2.4	Schedule of Directors and Officers of Surviving Corporation *

2.5	Articles of Incorporation of Southern Medical & Mobility, Inc. *

2.6	Amendments to the Articles of Incorporation of Southern Medical & Mobility, Inc. *

2.7	Amendment to Stock Sale and Purchase Agreement *

2.8	Delaware Certificate of Merger between Southern Medical Acquisition, Inc. and Southern Medical & Mobility, Inc. *

23.1	Consent of Sherb & Co. LLP **

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Previously filed
** Filed herein

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASCO MEDICAL, INC.

By:/s/ Hal Compton, Jr.

March 31, 2010	Hal Compton, Jr.,

Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer,
/s/ Hal Compton, Jr.	principal executive officer	March 31, 2010

Hal Compton, Jr.

Chief Financial Officer,
/s/ Mark B. Lucky	principal financial and	March 31, 2010

Mark B. Lucky	accounting officer

/s/ Hal Compton, Sr.	Director	March 31, 2010

Hal Compton, Sr.

/s/ Bill Marginson	Director	March 31, 2010

Bill Marginson

/s/ Barry McCook	Director	March 31, 2010

Barry McCook

HASCO MEDICAL, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the years ended
December 31, 2009 and 2008	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2009 and 2008	F-6

Notes to Audited Consolidated Financial Statements	F-7 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HASCO Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of HASCO Medical, Inc. and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HASCO Medical, Inc. and Subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP

Certified Public Accountants

Boca Raton, Florida
March 24, 2010

HASCO Medical, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash	$200	$141,163
Accounts receivable, net	241,190	356,801
Inventory	104,106	223,022
Prepaid expenses	13,490	8,998

Total Current Assets	358,986	729,984

OTHER ASSETS:
Property and equipment, net	255,130	186,056
Deposits	420	420

Total Assets	$614,536	$916,460

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$258,388	$142,339
Notes payable, current portion	17,658	10,205
Income tax payable	—	82,250
Due to related party	—	7,005
Accrued interest payable	15,000	8,750

Total Current Liabilities	291,046	250,549

LONG-TERM LIABILITIES:
Notes Payable	18,939	21,015
Notes Payable - related party	150,000	150,000

Total Long-Term Liabilities	168,939	171,015

Total Liabilities	459,985	421,564

STOCKHOLDERS' EQUITY:

Preferred stock ($.001 par value; 3,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value; 1,000,000,000 shares authorized; 713,496,000 and 554,676,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively)	713,496	554,676
Additional paid in capital	142,173	(227,861)
(Accumulated deficit) retained earnings	(701,118)	168,081

Total Stockholders' Equity	154,551	494,896

Total Liabilities and Stockholders' Equity	$614,536	$916,460

See accompanying notes to audited consolidated financial statements

HASCO Medical, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Year Ended December 31,

	2009	2008

Net revenues	$3,390,840	$4,575,680

Cost of sales	910,540	1,269,620

Gross profit	2,480,300	3,306,060

Operating expenses:
Marketing and selling	20,644	1,950
Depreciation	29,001	40,908
General and administrative	2,857,606	2,722,888

Total operating expenses	2,907,251	2,765,746

Income (loss) from operations	(426,951)	540,314

Other income (expenses):
Loss on disposal of assets	—	(53,825)
Gain on extinguishment of debt	8,750	—
Interest income	—	5,130
Interest expense	(17,815)	(10,537)

Total other expenses:	(9,065)	(59,232)

Income (loss) before taxes	(436,016)	481,082

Income tax benefit (expense)	104,727	(111,000)

Net income (loss)	$(331,289)	$370,082

Net income (loss) per common shares:
Basic	$—	$—

Diluted	$—	$—

Weighted average common shares outstanding:
Basic	656,059,726	554,676,000

Diluted	656,059,726	554,676,000

See accompanying notes to audited consolidated financial statements

HASCO Medical, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

	Shares	Amount	Shares	Amount

Balance, December 31, 2007	—	$—	554,676,000	$554,676	$(553,676)	$1,022,542	$1,023,542

Reclass of S-Corporation retained earnings	—	—	—	—	325,814	(325,814)	—

Dividends paid	—	—	—	—	—	(898,729)	(898,729)

Net income	—	—	—	—	—	370,082	370,082

Balance, December 31, 2008	—	—	554,676,000	554,676	(227,862)	168,081	494,895

Common stock issued in connection with reverse merger	—	—	87,500,000	87,500	367,862	(639,066)	(183,704)

Issuance of common stock for due to shareholder	—	—	71,320,000	71,320	—	101,156	172,476

Fair value of options issued to employees	—	—	—	—	2,173	—	2,173

Net loss	—	—	—	—	—	(331,289)	(331,289)

Balance, December 31, 2009	—	$—	713,496,000	$713,496	$142,173	$(701,118)	$154,551

See accompanying notes to audited consolidated financial statements

HASCO Medical, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended December 31,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(331,289)	$370,082
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	201,531	390,022
Loss on disposal of fixed assets	—	53,825
Bad debt expense	463,727	648,788
Fair value of options issued to employees	2,173	—
Changes in operating assets and liabilities
Accounts receivable	(348,116)	(612,024)
Inventory	118,916	(165,529)
Prepaid expenses	(4,492)	(8,997)
Other assets	—	(130)
Income tax payable	—	82,250
Accounts payable and accrued liabilities	28,820	126,564
Due to related party	(7,005)	8,750

Net cash provided by operating activities	124,265	893,601

Cash flows from investing activities:
Purchase of property and equipment	(248,846)	(306,958)

Net cash used in investing activities	(248,846)	(306,958)

Cash flows from financing activities:
Proceeds from notes payable - related party	—	150,000
Advance from related party	—	7,005
Payment of dividends	—	(898,729)
Repayments of notes payable	(16,382)	(18,125)

Net cash used in financing activities	(16,382)	(759,849)

Net decrease in cash	(140,963)	(173,206)

Cash, Beginning of year	141,163	314,369

Cash, End of year	$200	$141,163

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,519	$1,787

Cash paid during the year for taxes	$—	$28,750

Supplemental schedule of non-cash financing and investing activities:

Fair value of shares of common stock issued for due to shareholder	$172,476	$—

Vehicles acquired through financing	$21,759	31,221

See accompanying notes to audited consolidated financial statements

NOTE 1 - NATURE OF OPERATIONS

Organization

HASCO Medical, Inc. (“HASCO” or the “Company”), formerly BBC Graphics of Palm Beach Inc, was incorporated in May 2009 under the laws of the State of Florida. The Company operated as a provider of advertising and graphic design services. In June 2009, the Company changed its name to HASCO Medical, Inc.

On May 12, 2009, HASCO completed the acquisition of Southern Medical & Mobility, Inc. (SMM”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SMM and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became a wholly-owned subsidiary of HASCO. The shareholder of Southern Medical & Mobility, Inc. was issued a total of 554,676,000 shares of the Company’s common stock in exchange for their Southern Medical & Mobility, Inc. share.

After the merger and transactions that occurred at the same time as the merger, there were 642,176,000 shares of the Company’s common stock outstanding, of which 620,000,000, approximately 96.5%, were held by HASCO Holdings, LLC, the former sole shareholder of Southern Medical & Mobility, Inc.

Prior to the merger, the Company was a shell company with no business operations.

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

The Merger was accounted for as a reverse acquisition, with Southern Medical & Mobility, Inc, as the accounting acquirer. Accordingly, the reverse acquisition is being accounted for as a capital transaction in substance, rather than a business combination. For accounting purposes, the net liabilities of HASCO Medical, Inc. were recorded at fair value as of the Closing Date, with an adjustment to additional paid-in capital. The deficit accumulated by HASCO was carried forward after the Merger. The results of operations of HASCO Medical, Inc. are included in the accompanying Consolidated Statements of Operations from the date of the Merger through December 31, 2009.

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

NOTE 1 - NATURE OF OPERATIONS (continued)

Services and Products (continued)

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, Southern Medical & Mobility, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

ASB Accounting Standards Codification

The issuance by the FASB of the Accounting Standards CodificationTM (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that GAAP is referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The change affects the way the Company refers to GAAP in financial statements and in its accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards consist solely of the number used in the Codification’s structural organization.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, the valuation of inventory, the useful life of property and equipment and the assumptions used to calculate stock-based compensation.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2009 and 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximated fair value as of December 31, 2009, because of the relatively short-term maturity of these instruments and their market interest rates.

Revenue Recognition and Concentration of Credit Risk

Revenues are recognized under fee for service arrangements through equipment that the Company rents to patients, sales of equipment, supplies, and other items the Company sells to patients. Revenue generated from equipment that the Company rents to patients is recognized over the rental period and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, and supplies is recognized on the date of delivery to the patients. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare and Medicaid.

Our revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. The Company has established an allowance to account for sales adjustments that result from differences between the payment amount received and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. The Company reports revenues in our financial statements net of such adjustments.

Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the patient at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill that is unearned. No separate payment is earned from the initial equipment delivery and setup process. During the rental period, the Company is responsible for servicing the equipment and providing routine maintenance, if necessary.

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition and Concentration of Credit Risk (continued)

Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.

The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes payable. The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the year ended December 31, 2009, the Company has not reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company’s investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at December 31, 2009 and 2008, and, generally, does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable consists primarily of receivables due from Medicare Medicaid, and third party payors. The Company recorded a bad debt allowance of $307,495 and $305,539 as of December 31, 2009 and 2008, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Accounts Receivable (continued)

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

Advertising

Advertising, marketing and selling is expensed as incurred. Such expenses for the year ended December 31, 2009 and 2008 totaled approximately $20,604 and $1,950, respectively.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2009 and 2008.

Income Taxes

During the year ended December 31, 2009, the Company recorded an income tax benefit of $104,729 from the reversal of the accrual of income tax expense during fiscal 2008 and the receipt of income tax refund in July 2009.

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes (“ASC 740”). Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers current and past performance, the operating market environment, tax planning strategies and the length of tax benefit carryforward periods.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

Pursuant to ASC Topic 740-10: Income Taxes related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued ASC Topic 855: Subsequent Events (“ASC855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2009, subsequent events were evaluated by the Company as of March 31, 2010, the date on which the consolidated financial statements at and for the year ended December 31, 2009, were available to be issued.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

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

In April 2009, the FASB issued ASC Topic 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 320-10-65 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued ASC Topic 320-10-65, “Interim Disclosures About Fair Value of Financial Instruments”. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At December 31, 2009 and 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued (ASC Topic 855), “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the results of operations and financial condition.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Earnings (Loss) Per Share

Earnings (loss) per common share are calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). The accounting standard requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The outstanding options of 4,075,000 at December 31, 2009 are excluded from the income per share computation for that period due to their antidilutive effect.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year ended December 31, 2009	Year ended December 31, 2008

Numerator:
Net income (loss)	$(331,289)	$370,082

Denominator:
Denominator for basic income per share (weighted-average shares)	656,059,726	554,676,000

Denominator for dilutive income per share (adjusted weighted-average)	656,059,726	554,676,000

Basic and diluted income per share from continuing operations	$0.00	$0.00

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2009	December 31, 2008

Office equipment	5 years	$38,979	$38,325
Rental equipment	13 - 36 months	402,355	666,012
Vehicles	5 years	71,656	49,231
Computer equipment	5 years	31,483	31,192

		544,473	784,760
Less: accumulated depreciation		(289,343)	(598,704)

		$255,130	$186,056

For the years ended December 31, 2009 and 2008, depreciation expense amounted to $201,531 and $390,022, of which $172,530 and $349,114 is included in cost of sales, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of three delivery vehicles (see Note 4 below).

NOTE 4 - NOTES PAYABLE

Between December 2008 and January 2009, the Company issued notes payable amounting to $52,979 in connection with the acquisition of three delivery vehicles. The notes payable bear approximately 2% interest per annum and shall be payable in thirty-six equal monthly payments of $1,516 beginning in January 2009 thru December 2011. As of December 31, 2009, the current and long term portion of this note amounted to $17,658 and $18,939, respectively. As of December 31, 2008, the current and long term portion of this note amounted to $10,205 and $21,015, respectively.

NOTE 5 - NOTE PAYABLE – RELATED PARTY

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO. The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum. The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of December 31, 2009 and 2008, accrued interest from such notes payable amounted to $15,000 and $8,750, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

On May 12, 2009 HASCO Medical, Inc. (“HASCO”) completed the acquisition of Southern Medical & Mobility, Inc. (SMM”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SMM and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became a wholly-owned subsidiary of HASCO. The shareholder of Southern Medical & Mobility, Inc. was issued a total of 554,676,000 shares of the Company’s common stock in exchange for their Southern Medical & Mobility, Inc. share.

After the merger and transactions that occurred at the same time as the merger, there were 642,176,000 shares of the Company’s common stock outstanding, of which 620,000,000, approximately 96.5%, were held by HASCO Holdings, LLC, the former sole shareholder of Southern Medical & Mobility, Inc.

Prior to the merger, the Company was a shell company with no business operations.

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

NOTE 7 - STOCK OPTIONS

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

On November 1, 2009, the Company granted an aggregate of 4,075,000 5-year option to purchase shares of common stock at $0.007 per share, vesting in 24 equal monthly installments to four officers and three directors of the Company. The 4,075,000 options were valued on the grant date at $0.0064 per option or a total of $26,080 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.007 per share, volatility of 150%, expected term of five years, and a risk free interest rate of 2.33%. For the year ended December 31, 2009, the Company recorded stock based compensation expense of $2,173. At December 31, 2009, there was $23,907 or total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

NOTE 7 - STOCK OPTIONS (continued)

Stock option activity for the year ended December 31, 2009 and 2008 is summarized as follows:

	Number of shares	Weighted average exercise price

Outstanding at December 31, 2007	—	$—
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2008	—	—
Granted	4,075,000	0.007
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2009	4,075,000	$0.007

The following table summarizes the Company’s stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.007	4,075,000	4.83 Years	$0.007	—	$—

	4,075,000		$0.007	—	$—

NOTE 8 - INCOME TAXES

Prior to its acquisition in June, 2008 by HASCO Holdings, LLC, the Company was an S Corporation. Beginning in June 2008 the Company’s tax status changed to a C Corporation. The Company accounts for income taxes under ASC Topic 740: Income Taxes requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of December 31, 2009 and 2008, the Company had net loss carry forwards available to reduce its future federal taxable income of approximately $417,000 and $0, respectively. These loss carryovers, if unused, expire through 2029. These losses may be subject to limitation under Internal Revenue Code Section 382 in the event of a more than 50% owner shift.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2009 and 2008:

	12/31/09	12/31/08

Expected Federal income tax expense (at 34%)	$(148,000)	$164,000
State tax benefit (net of Federal effect)	(17,000)	19,000
Income incurred during S Corp period	—	(77,000)
Reversal of prior year over accrual	(85,727)	—
Permanent differences and Other	—	5,000
Increase in valuation allowance	146,000	—

Net income tax (benefit) expense	$(104,727)	$111,000

NOTE 8 - INCOME TAXES

The Company has deferred tax assets which are summarized as follows:

	12/31/09	12/31/08

Net operating loss	$159,000	$—
Allowance for doubtful account	—	13,000
Valuation allowance	(159,000)	(13,000)

Net deferred tax asset	$—	$—

At December 31, 2009 and 2008, the Company fully reserved against its deferred tax assets due to the uncertainty of the future utilization of such assets. The valuation allowance was increased by $146,000 in 2009.

NOTE 9 - COMMITMENTS

Operating Lease

The Company leases office space in Mobile, Alabama under a five-year operating lease that expires on June 30, 2013. The office lease agreement has certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine. Future minimum rental payments required under these operating leases are as follows:

Years ending December 31:
2010	66,000
2011	66,000
2012	66,000
2013 and thereafter	33,000

$231,000

Rent expense was $82,274 and $43,365 for the years ended December 31, 2009 and 2008, respectively.

NOTE 10 - SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended December 31, 2009 and 2008 all material assets and revenues of the Company were in the United States.

NOTE 11 - RELATED PARTY TRANSACTIONS

Note payable to related party

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO. The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum. The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of December 31, 2009 and 2008, accrued interest from such notes payable amounted to $15,000 and $8,750, respectively.

Management Fee

The Company paid management fee of approximately $202,000 to HASCO Holdings, LLC during the year ended December 31, 2009. Based on the amended management agreement in June 2009, HASCO Holdings, LLC has waived the management fees from June 2009 to October 2009 due to the Company’s cash book balance fell below $50,000 as defined in the amended agreement.

Advances from related party

The Company’s major shareholder, HASCO Holdings, LLC has made advances to the Company from time-to-time for operating expenses. These advances are short-term in nature and are non-interest bearing. At December 31, 2009 and 2008, amounts due to this related party amounted to $0 and $7,005, respectively.

NOTE 12 - SUBSEQUENT EVENTS

In March 2010, the Company issued in aggregate 3,200,000 shares of common stock to four officers and three directors of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.007 per share or $22,400 and has been recorded as stock-based compensation.

In January 2010, in connection with the sale of the Company’s common stock, the Company issued 4,000,000 shares of common stock to the Company’s director for net proceeds of approximately $28,000.

In March 2010, the Company issued 12,857,142 shares in connection with the payment of management fee from January 2010 to March 2010 of $90,000 to HASCO Holdings, LLC.