Form 10-Q
period 2010-03-31
HASCO Medical, Inc.
filed 2010-05-14
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2010

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

(251) 633-4133

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 14, 2010, there were 733,553,142 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

HASCO MEDICAL, INC.

Form 10-Q

Quarterly period ended March 31, 2010

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HASCO Medical, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$13,445	$200
Accounts receivable, net	277,388	241,190
Inventory	99,184	104,106
Prepaid expenses	24,593	13,490

Total Current Assets	414,610	358,986

OTHER ASSETS:
Property and equipment, net	239,342	255,130
Deposits	420	420

Total Assets	$654,372	$614,536

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$405,610	$258,388
Notes payable, current portion	17,744	17,658
Accrued interest payable	18,750	15,000

Total Current Liabilities	442,104	291,046

LONG-TERM LIABILITIES:
Notes Payable	14,463	18,939
Note Payable - related party	150,000	150,000

Total Long-Term Liabilities	164,463	168,939

Total Liabilities	606,567	459,985

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 par value; 3,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value; 1,000,000,000 shares authorized; 733,553,142 and 713,496,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	733,553	713,496
Additional paid in capital	265,776	142,173
Accumulated deficit	(951,524)	(701,118)

Total Stockholders' Equity	47,805	154,551

Total Liabilities and Stockholders' Equity	$654,372	$614,536

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net revenues	$645,568	$902,175

Cost of sales	191,315	295,388

Gross profit	454,253	606,787

Operating expenses:
Marketing and selling	3,348	7,248
Depreciation	7,302	6,135
General and administrative	673,305	707,087

Total operating expenses	683,955	720,470

Loss from operations	(229,702)	(113,683)

Other income (expenses):
Gain on extinguishment of debt	—	8,750
Interest expense	(4,858)	(4,064)

Total other (expenses) income	(4,858)	4,686

Loss before income taxes	(234,560)	(108,997)

Income tax benefit (expense)	(15,846)	92,500

Net loss	$(250,406)	$(16,497)

Net loss per common shares:
Basic	$—	$—
Diluted	$—	$—

Weighted average common shares outstanding:
Basic	721,425,524	554,676,000
Diluted	721,425,524	554,676,000

See accompanying notes to unaudited consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(250,406)	$(16,497)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	46,913	46,700
Bad debt expense	67,842	112,713
Fair value of options issued to employees	3,260	—
Common stock issued for services	112,400	—
Changes in operating assets and liabilities
Accounts receivable	(104,040)	(175,011)
Inventory	4,922	91,762
Prepaid expenses	(11,103)	(7,514)
Income tax payable	—	(92,500)
Accounts payable and accrued liabilities	150,972	19,951
Due to related party	—	(7,005)

Net cash provided by (used in) operating activities	20,760	(27,401)

Cash flows from investing activities:
Purchase of property and equipment	(31,125)	(37,623)

Net cash used in investing activities	(31,125)	(37,623)

Cash flows from financing activities:
Proceeds from sale of common stock	28,000	—
Repayments of notes payable	(4,390)	(4,890)

Net cash provided by (used in) financing activities	23,610	(4,890)

Net increase (decrease) in cash	13,245	(69,914)

Cash, Beginning of period	200	141,163

Cash, End of period	$13,445	$71,249

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—

Cash paid during the year for taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities:

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Merger was accounted for as a reverse acquisition, with Southern Medical & Mobility, Inc, as the accounting acquirer Therefore, the Company’s historical financial statements reflect those of Southern Medical & Mobility, Inc. Accordingly, the reverse acquisition is being accounted for as a capital transaction in substance, rather than a business combination. For accounting purposes, the net liabilities of HASCO Medical, Inc. were recorded at fair value as of the Closing Date, with an adjustment to additional paid-in capital. The deficit accumulated by HASCO was carried forward after the Merger.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 and notes thereto and other pertinent information contained in Form 10-K of HASCO Medical, Inc. (the “Company”, “we”, “us”. Or “our”) as filed with the Securities and Exchange Commission (the “Commission”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2010 and 2009 include the allowance for doubtful accounts, the valuation of inventory, the useful life of property and equipment and the assumptions used to calculate stock-based compensation.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximated fair value as of March 31, 2010, because of the relatively short-term maturity of these instruments and their market interest rates.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes payable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at March 31, 2010 and December 31, 2009, and, generally, does not require collateral.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable consists primarily of receivables due from Medicare Medicaid, and third party payors. The Company recorded a bad debt allowance of $303,759 and $307,495 as of March 31, 2010 and December 31, 2009, respectively. Management performs ongoing evaluations of its accounts receivable.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis and includes primarily finished goods.

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the three months ended March 31, 2010 and 2009 totaled $3,348 and $7,248, respectively.

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

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2010 and 2009.

Income Taxes

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

Income Taxes (continued)

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending March 31, 2010, subsequent events were evaluated by the Company as of May 14, 2010, the date on which the unaudited consolidated financial statements at and for the period ended March 31, 2010, were available to be issued.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Numerator:
Net loss	$(250,406)	$(16,497)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	721,425,524	554,676,000

Denominator for dilutive loss per share
(adjusted weighted-average)	721,425,524	554,676,000

Basic and diluted loss per share from continuing operations	$0.00	$0.00

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2010	December 31, 2009
Office equipment	5 years	$38,979	$38,979
Rental equipment	13 - 36 months	433,480	402,355
Vehicles	5 years	71,656	71,656
Computer equipment	5 years	31,483	31,483
		575,598	544,473
Less: accumulated depreciation		(336,256)	(289,343)
		$239,342	$255,130

For the three months ended March 31, 2010 and 2009, depreciation expense amounted to $46,913 and $46,700, of which $39,611 and $40,565 is included in cost of sales, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of three delivery vehicles (see Note 4 below).

NOTE 4 – NOTES PAYABLE

Between December 2008 and January 2009, the Company issued notes payable amounting to $52,979 in connection with the acquisition of three delivery vehicles. The notes payable bear approximately 2% interest per annum and shall be payable in thirty-six equal monthly payments of $1,516 beginning in January 2009 through December 2011. As of March 31, 2010, the current and long term portion of these notes amounted to $17,744 and $14,463, respectively. As of December 31, 2009, the current and long term portion of these notes amounted to $17,658 and $18,939, respectively.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of March 31, 2010 and December 31, 2009, accrued interest from such note payable amounted to $18,750 and $15,000, respectively.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On November 1, 2009, the Company granted an aggregate of 4,075,000 5-year option to purchase shares of common stock at $0.007 per share which vests at the end of two years, to four officers and three directors of the Company. The 4,075,000 options were valued on the grant date at $0.0064 per option or a total of $26,080 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.007 per share, volatility of 150%, expected term of five years, and a risk free interest rate of 2.33%. For the three months ended March 31, 2010, the Company recorded stock based compensation expense of $3,260. At March 31, 2010, there was $20,647 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 8 – COMMITMENTS

Operating Lease

The Company leases office space in Mobile, Alabama under a five-year operating lease that expires on June 30, 2013. The office lease agreement has certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine. Future minimum rental payments required under these operating leases are as follows:

Period ending March 31:
2010	49,500
2011	66,000
2012	66,000
2013 and thereafter	33,000
$214,500

Rent expense was $16,366 and $20,226 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 9 – SEGMENT REPORTING

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

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended March 31, 2010 and 2009 all material assets and revenues of the Company were in the United States.

NOTE 10 – RELATED PARTY TRANSACTIONS

Note payable to related party

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2009, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of March 31, 2010 and December 31, 2009, accrued interest from such note payable amounted to $18,750 and $15,000, respectively.

Management Fee

In March 2010, the Company issued 12,857,142 shares in connection with the payment of the management fee from January 2010 to March 2010 of $90,000 to HASCO Holdings, LLC.

Sale of common stock

In January 2010, in connection with the sale of the Company’s common stock, the Company issued 4,000,000 shares of common stock to the Company’s director for net proceeds of approximately $28,000.

NOTE 11 – SUBSEQUENT EVENTS

In April 2010, one of the Company’s directors loaned $50,000 to the Company. This loan is non interest bearing and is due on demand.

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

We provide home health care services and products consisting primarily of the rental and sale of home medical equipment and home health care supplies.  These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors.  Our objective is to be a leading provider of home health care products and services in the markets in which it operates.

We provide a diversified range of home health care services and products.

Home Medical Equipment and Medical Supplies. We provide a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, power chairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment.

Home Respiratory Equipment. We provide a wide variety of home respiratory equipment primarily to patients with severe and chronic pulmonary diseases. Patients are referred to the Company most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company service technician visits the patient’s home to deliver and to prepare the prescribed equipment. Company representatives coordinate the prescribed regimen with the patient’s physician and train the patient and caregiver in the correct use of the equipment. For patients renting equipment, Company representatives also make periodic follow-up visits to the home to provide additional instructions, perform required equipment maintenance, and deliver oxygen and other supplies.

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

Use of Estimates - Management’s Discussion and Analysis or Plan of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and the carrying value of and equipment and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

The following table provides an overview of certain key factors of our results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

	Three months ended March 31,
	2010	2009
Net Revenues	$645,568	$902,175
Cost of sales	191,315	295,388
Operating Expenses:
Marketing and selling	3,348	7,248
Depreciation and amortization	7,302	6,135
General and administrative	673,305	707,087
Total operating expenses	683,955	720,470
Loss from operations	(229,702)	(113,683)
Total other income (expense)	(4,858)	4,686
Income tax (benefit) expense	(15,846)	92,500
Net loss	$(250,406)	$(16,497)

Other Key Indicators:

	Three months ended March 31,
	2010	2009
Cost of sales as a percentage of revenues	29.6%	32.7%
Gross profit margin	70.4%	67.3%
General and administrative expenses as a percentage of revenues	104.3%	78.4%
Total operating expenses as a percentage of revenues	105.9%	79.9%

Three Month Periods ended March 31, 2010 and 2009

Net Revenues

For the three months ended March 31, 2010, we reported revenues of $645,568 as compared to revenues of $902,175 for the three months ended March 31, 2009, a decrease of $256,607 or approximately 28.4%. The decrease is primarily due to the impact of the 9.5% Medicare Improvement for Patients and Providers Act of 2008 (MIPPA) reduction, lower reimbursement rates from third party payors and lower hospital census levels.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the three months ended March 31, 2010, cost of sales was $191,315, or approximately 29.6% of revenues, compared to $295,388, or approximately 32.7% of revenues, for the three months ended March 31, 2009. During the three months ended March 31, 2010, cost of sales decreased due to decreased revenues as compared to the three months ended March 31, 2009.

Total Operating Expenses

Our total operating expenses decreased approximately 5.1% to $683,955 for the three months ended March 31, 2010 as compared to $720,470 for the three months ended March 31, 2009. These changes include:

•           Marketing and Selling. For the three months ended March 31, 2010, marketing and selling costs were $3,348 as compared to $7,248 for the three months ended March 31, 2009, a decrease of $3,900. Marketing and selling expense decreased as a result of cost cutting measures.

•           Depreciation and amortization expense. For the three months ended March 31, 2010, depreciation expense amounted to $7,302 as compared to $6,135 for the three months ended March 31, 2009, a slight increase of $1,167 or 19.02%.

•           General and administrative expense. For the three months ended March 31, 2010, general and administrative expenses were $673,305 as compared to $707,087 for the three months ended March 31, 2009, a decrease of $33,782 or approximately 4.78%. For the three months ended March 31, 2010 and 2009 general and administrative expenses consisted of the following:

	Three Months Ended March 31, Fiscal Q1
	2010	2009
Rent	$16,366	$20,226
Employee compensation	378,093	398,007
Professional fees	51,967	19,247
Internet/Phone	6,586	5,312
Travel/Entertainment	13,584	17,898
Bad debt expense	67,842	112,713
Insurance	14,267	4,516
Management fee	90,000	81,655
Other general and administrative	34,600	47,513
	$673,305	$707,087

•	For the three months ended March 31, 2010, Rent expense slightly decreased to $16,366 as compared to $20,226.

•

For the three months ended March 31, 2010, employee compensation, related taxes and stock-based compensation expenses decreased to $378,093 as compared to $398,007. The decrease was due to decrease in commission expense as compared to the 2009 period.

•

For the three months ended March 31, 2010, professional fees increased to $51,967 as compared to $19,247, an increase of $32,720 or 170%. The increase is primarily related to increase in audit and accounting fees.

•	For the three months ended March 31, 2010, internet/telephone expense slightly increased to $6,586 as compared to $5,312, an increase of $1,274 or 24%.

•

For the three months ended March 31, 2010, travel and entertainment expense increased to $13,584 as compared to $17,898. Travel and entertainment expense decreased as a result of cost cutting measures.

•

For the three months ended March 31, 2010 bad debt expense amounted to $67,842 as compared to $112,713 for the three months ended March 31, 2009, a decrease of $44,871 or 40%. The decrease was due to improved collection efforts and the decline in revenues.

•

For the three months ended March 31, 2010 Insurance expense increased to $14,267 as compared to $4,516 for the three months ended March 31, 2009, an increase of $9,751, or 216%. Insurance expense increased due to change in insurance providers during the 2009 period.

•	For the three months ended March 31, 2010 Management fee expense slightly increased to $90,000 as compared to $81,655 for the three months ended March 31, 2009.

•

For the three months ended March 31, 2010 other general and administrative expense decreased to $34,600 as compared to $47,513 for the three months ended March 31, 2009. The decrease is primarily attributable to decrease in office utility expense, office supplies and automobile expense by the Company.

LOSS FROM OPERATIONS

We reported loss from operations of $229,702 for the three months ended March 31, 2010 as compared to loss from operations of $113,683 for the three months ended March 31, 2009, an increase of $116,019.

OTHER INCOME (EXPENSES)

Interest Expense. For the three months ended March 31, 2010, interest expense amounted to $4,858 as compared to $4,064 for the three months ended March 31, 2009, an increase of $794.

NET LOSS

Our net loss was $250,406 for the three months ended March 31, 2010 compared to net loss of $16,497 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2010 and December 31, 2009:

	March 31,	December 31,	$	%
	2010	2009	Change	Change
Working capital surplus (deficit)	(27,494)	67,940	(95,434)	(140.5%)

Cash	13,445	200	13,245	6,622.5%
Accounts receivable, net	277,388	241,190	36,198	15%
Inventory	99,184	104,106	(4,922)	(4.8%)
Total current assets	399,606	358,986	40,620	11.3%
Property and equipment, net	239,342	255,130	(15,788)	(6.2%)
Total assets	654,372	614,536	39,836	6.5%

Accounts payable and accrued liabilities	405,610	258,388	147,222	57.0%
Notes payable-current	17,744	17,658	86	0.5%
Total current liabilities	442,104	291,046	151,058	51.9%
Notes payable-long term	164,463	168,939	(4,476)	(2.7%)
Total liabilities	606,567	459,985	146,582	31.9%
Accumulated deficit	(951,524)	(701,118)	(250,406)	35.7%
Stockholders’ equity	47,805	154,551	(106,746)	(69.1%)

Net cash provided by operating activities was $20,760 for the three months ended March 31, 2010 as compared to net cash used in operating activities of $27,401 for the three months ended March 31, 2009, an increase of $48,161. For the three months ended March 31, 2010, we had net loss of $250,406 offset by non-cash items such as depreciation expense of $46,913, bad debt of $67,842, stock-based compensation of $115,660 and increases from changes in assets and liabilities of $40,751. During the three months ended March 31, 2010 we experienced an increase in accounts receivable of $104,040, an increase in prepaid expenses of $11,103, and an increase in accounts payable and accrued liabilities of $240,972, which was offset by a decrease in inventory of $4,922. For the nine months ended March 31, 2009, we used cash to fund our net loss of $16,497 incremented by non-cash items such as depreciation expense of $46,700, bad debts of $112,713, offset by changes in assets and liabilities of $(170,317).

Net cash used in investing activities for the three months ended March 31, 2010 was $31,125 as compared to net cash used in investing activities of $37,623 for the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009, we used cash for property and equipment purchases.

Net cash provided by financing activities for the three months ended March 31, 2010 was $23,610 as compared to net cash used in financing activities of $4,890 for the three months ended March 31, 2009. For the three months ended March 31, 2010, net cash provided by financing activities related to payments on notes payable of $4,390 offset by proceeds from sale of common stock of $28,000. For the three months ended March 31, 2009, net cash used in financing activities included payments on notes payable of $4,890.

At March 31, 2010 we had a working capital deficit of $27,494 and accumulated deficit of $(951,524).

In connection with our annual report for our fiscal year ending December 31, 2010 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls. We have yet to engage such a consulting firm and are unable at this time to predict the costs associated with our compliance with Section 404 of Sarbanes-Oxley Act of 2002.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2010.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Operating Lease	$214,500	$49,500	$132,000	$33,000	$—
Notes payable	32,207	17,744	14,463	—	—
Notes payable – related party	150,000	—	—	150,000	—
Total Contractual Obligations:	$396,707	$67,244	$146,463	$183,000	$—

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO, has concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

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

HASCO MEDICAL, INC.

By:/s/ Hal Compton, Jr.
May 14, 2010	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By:/s/ Mark B. Lucky
May 14, 2010	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer