Form 10-Q
period 2010-06-30
HASCO Medical, Inc.
filed 2010-08-16
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  000-52422

HASCO Medical, Inc.

(Name of Registrant as specified in its charter)

Florida	65-0924471
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

1416 West I-65 Service Road S., Mobile, AL 36693

(Address of principal executive office)

(251) 633-4133

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [√]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 737,986,909 shares of common stock are issued and outstanding as of August 9, 2010.

HASCO MEDICAL, INC.

Form 10-Q

Quarterly period ended June 30, 2010

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HASCO Medical, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)	(1)

ASSETS
CURRENT ASSETS:
Cash	$22,682	$200
Accounts receivable, net	221,649	241,190
Inventory	99,870	104,106
Prepaid expenses and other current asset	5,340	13,490

Total Current Assets	349,541	358,986

OTHER ASSETS:
Property and equipment, net	206,073	255,130
Deposits	420	420

Total Assets	$556,034	$614,536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$472,608	$258,388
8% Convertible promissory note, net of debt discount	25,000	—
Notes payable, current portion	19,332	17,658
Loan payable - related party	50,000	—
Accrued interest payable	22,599	15,000

Total Current Liabilities	589,539	291,046

LONG-TERM LIABILITIES:
Notes Payable	8,465	18,939
Note Payable - related party	150,000	150,000

Total Long-Term Liabilities	158,465	168,939

Total Liabilities	748,004	459,985

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock ($.001 par value; 3,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value; 1,000,000,000 shares authorized; 733,569,809 and 713,496,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	733,570	713,496
Additional paid in capital	296,019	142,173
Accumulated deficit	(1,221,559)	(701,118)

Total Stockholders' Equity (Deficit)	(191,970)	154,551

Total Liabilities and Stockholders' Equity (Deficit)	$556,034	$614,536

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$584,272	$1,002,735	$1,229,840	$1,904,910

Cost of sales	194,802	208,283	386,117	509,119

Gross profit	389,470	794,452	843,723	1,395,791

Operating expenses:
Marketing and selling	10,233	2,147	13,581	9,395
Depreciation	7,302	6,135	14,604	12,271
General and administrative	636,850	606,787	1,310,155	1,308,413

Total operating expenses	654,385	615,069	1,338,340	1,330,079

Income (loss) from operations	(264,915)	179,383	(494,617)	65,712

Other income (expenses):
Forgiveness of debt	—	—	—	8,750
Interest expense	(5,120)	(3,934)	(9,978)	(7,998)

Total other (expenses) income	(5,120)	(3,934)	(9,978)	752

Income (loss) before income taxes	(270,035)	175,449	(504,595)	66,464

Income tax benefit (expense)	—	(69,000)	(15,846)	23,500

Net income (loss)	$(270,035)	$106,449	$(520,441)	$89,964

Net Income (loss) per common shares:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Weighted average common shares outstanding:
Basic	733,559,369	424,574,769	727,525,965	256,968,530
Diluted	733,559,369	424,574,769	727,525,965	256,968,530

See accompanying notes to unaudited consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net Income (loss)	$(520,441)	$89,964
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	82,671	104,143
Bad debt expense	142,174	222,068
Amortization of debt issuance cost	98	—
Fair value of options issued to employees	6,520	—
Common stock issued for services	114,400	—
Forgiveness of debt	—	(8,750)
Changes in operating assets and liabilities
Accounts receivable	(122,633)	(339,202)
Inventory	4,236	81,490
Prepaid expenses	11,052	(16,663)
Income tax payable	—	(23,500)
Accounts payable and accrued liabilities	221,819	(165,933)
Due to related party	—	52,995

Net cash used in operating activities	(60,104)	(3,388)

Cash flows from investing activities:
Purchase of property and equipment	(33,614)	(86,268)

Net cash used in investing activities	(33,614)	(86,268)

Cash flows from financing activities:
Proceeds from loan payable	50,000	—
Proceeds from note payable	50,000	—
Debt issuance cost	(3,000)	—
Proceeds from sale of common stock	28,000	—
Repayments of notes payable	(8,800)	(8,360)

Net cash provided by (used in) financing activities	116,200	(8,360)

Net increase (decrease) in cash	22,482	(98,016)

Cash, Beginning of period	200	141,163

Cash, End of period	$22,682	$43,147

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—

Cash paid during the year for taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

June 30, 2010

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, loan payable, and promissory note, approximated fair value as of June 30, 2010, because of the relatively short-term maturity of these instruments and their market interest rates.

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

Our revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. The Company has established an allowance to account for sales adjustments that result from differences between the payment amount received and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $182,807 and $243,676 during the six months ended June 30, 2010 and 2009, respectively.

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

June 30, 2010

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at June 30, 2010 and December 31, 2009, and, generally, does not require collateral.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable consists primarily of receivables due from Medicare Medicaid, and third party payors. The Company recorded a bad debt allowance of $325,499 and $307,495 as of June 30, 2010 and December 31, 2009, respectively. Management performs ongoing evaluations of its accounts receivable.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)

Accounts receivable balance concentrations by major payor category as of June 30, 2010 and December 31, 2009 were as follows:

Percentage of Accounts Receivable Outstanding:	June 30, 2010	December 31, 2009

Medicare	34.7%	46.2%
Medicaid/Other Government	1.7%	2.1%
Private Insurance/Other	63.6%	51.7%
Total	100.0%	100.0%

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis and includes primarily finished goods.

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the six months ended June 30, 2010 and 2009 totaled $13,581 and $9,395, respectively.

Shipping and Handling Costs

The Company classifies costs related to freight as costs of sales.

Property and Equipment

Property and equipment, including rental equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Depreciation of rental equipment is computed using the straight-line method over the estimated useful lives, generally one to three years. Such depreciation of rental equipment is charged to cost of sales. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six months ended June 30, 2010 and 2009.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2010, subsequent events were evaluated by the Company as of August 16, 2010, the date on which the unaudited consolidated financial statements at and for the period ended June 30, 2010, were available to be issued.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of ASU No. 2009-13 did not have a material impact on the results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of ASU No. 2009-14 did not have a material impact on the results of operations and financial condition.

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

June 30, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU 2010-09 was effective upon issuance.  There was not a material impact from the adoption of this guidance on our consolidated financial statements.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three month period ended June 30, 2010	Three month period ended June 30, 2009	Six month period ended June 30, 2010	Six month period ended June 30, 2009

Numerator:
Net income (loss)	$(270,035)	$106,449	$(520,441)	$89,964

Denominator:
Denominator for basic income (loss) per share
(weighted-average shares)	733,559,369	424,574,769	727,525,965	256,968,530

Denominator for dilutive income (loss) per share
(adjusted weighted-average)	733,559,369	424,574,769	727,525,965	256,968,530

Basic and diluted loss per share from continuing operations	$0.00	$0.00	$0.00	$0.00

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2010	December 31, 2009
Office equipment	5 years	$38,979	$38,979
Rental equipment	13 - 36 months	435,969	402,355
Vehicles	5 years	71,656	71,656
Computer equipment	5 years	31,483	31,483
		578,087	544,473
Less: accumulated depreciation		(372,014)	(289,343)
		$206,073	$255,130

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

For the six months ended June 30, 2010 and 2009, depreciation expense amounted to $82,671 and $104,143, of which $68,067 and $91,465 is included in cost of sales, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of three delivery vehicles (see Note 5 below).

NOTE 4 – CONVERTIBLE PROMISSORY NOTE

On June 21, 2010 the Company issued a convertible promissory note amounting to $50,000. The note bears interest at 8% per annum and matures on March 23, 2011. The Company paid debt issuance cost of $3,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 90 days after the date of this note, at a conversion price equal to 55% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion.  In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $25,000 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that since the note is fully convertible after 90 days from the date of issuance, the convertible note is not a derivative as of June 30, 2010.  As of June 30, 2010, accrued interest and amortization of debt issuance cost on these notes amounted to $99 and $98, respectively. In August 2010, the Company exercised its right to prepay this convertible promissory note. The optional prepayment amount is equal to 140% of the outstanding principal and accrued interest of this note. The Company prepaid a total of $70,513 to satisfy this convertible promissory note.

NOTE 5 – NOTES PAYABLE

Between December 2008 and January 2009, the Company issued notes payable amounting to $52,979 in connection with the acquisition of three delivery vehicles. The notes payable bear approximately 2% interest per annum and shall be payable in thirty-six equal monthly payments of $1,516 beginning in January 2009 through December 2011. As of June 30, 2010, the current and long term portion of these notes amounted to $19,332 and $8,465, respectively. As of December 31, 2009, the current and long term portion of these notes amounted to $17,658 and $18,939, respectively.

NOTE 6 – LOAN PAYABLE – RELATED PARTY

In April 2010, one of the Company’s directors loaned $50,000 to the Company. This loan is non interest bearing and is due on demand.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of June 30, 2010 and December 31, 2009, accrued interest from such note payable amounted to $22,500 and $15,000, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

In May 2010, the Company issued 16,667 shares of common stock for legal services rendered.  The Company valued these common shares at the fair market value on the date of grant at $0.12 per share or $2,000.  In connection with issuance of these shares, the Company recorded professional fees of $2,000 for professional services performed.

NOTE 9 – STOCK OPTION PLAN

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

On November 1, 2009, the Company granted an aggregate of 4,075,000 5-year option to purchase shares of common stock at $0.007 per share which vests at the end of two years, to four officers and three directors of the Company. The 4,075,000 options were valued on the grant date at $0.0064 per option or a total of $26,080 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.007 per share, volatility of 150%, expected term of five years, and a risk free interest rate of 2.33%. For the six months ended June 30, 2010, the Company recorded stock based compensation expense of $6,520. At June 30, 2010, there was $17,387 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 10 – COMMITMENTS

Operating Lease

The Company leases office space in Mobile, Alabama under a five-year operating lease that expires on June 30, 2013. The office lease agreement has certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine. Future minimum rental payments required under these operating leases are as follows:

Period ending June 30:
2010	33,000
2011	66,000
2012	66,000
2013 and thereafter	33,000
$198,000

Rent expense was $32,866 and $39,543 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 11 – SEGMENT REPORTING

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

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended June 30, 2010 and 2009 all material assets and revenues of the Company were in the United States.

NOTE 12 – RELATED PARTY TRANSACTIONS

Note payable to related party

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2009, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of June 30, 2010 and December 31, 2009, accrued interest from such note payable amounted to $22,500 and $15,000, respectively.

Loans payable to related party

In April 2010, one of the Company’s directors loaned $50,000 to the Company. Additionally, in August 2010, the same director loaned an additional $70,513 to the Company which was use to fund the prepayment of the convertible promissory note dated June 21, 2010. These loans are non interest bearing and are due on demand.

In August 2010, the Company issued 4,017,100 shares in connection with the payment of these loans for a total amount of $120,513.

Management Fee

In March 2010, the Company issued 12,857,142 shares in connection with the payment of the management fee from January 2010 to March 2010 of $90,000 to HASCO Holdings, LLC.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

Sale of common stock

In January 2010, in connection with the sale of the Company’s common stock, the Company issued 4,000,000 shares of common stock to the Company’s director for net proceeds of approximately $28,000.

NOTE 11 – SUBSEQUENT EVENTS

In July 2010, the Company granted 400,000 90-day options to purchase shares of common stock for accounting services rendered. The Company valued these options at the fair market value on the date of grant at $0.05 per share or $20,000. In August 2010, the Company issued 400,000 shares of common stock in connection with the exercise of these stock options.

In August 2010, the Company exercised its right to prepay the convertible promissory note issued on June 21, 2010. The optional prepayment amount is equal to 140% of the outstanding principal and accrued interest of this note. The Company prepaid a total of $70,513 to satisfy this convertible promissory note.

In August 2010, one of the Company’s directors loaned $70,513 to the Company which was used to fund the prepayment of the convertible promissory note dated June 21, 2010. This loan is non interest bearing and is due on demand.

In August 2010, the Company issued 4,017,100 shares in connection with the payment of loans to one of the Company’s directors for a total amount of $120,513.

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

Property and equipment, including rental equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Depreciation of rental equipment is computed using the straight-line method over the estimated useful lives, generally one to three years. Such depreciation of rental equipment is charge to cost of sales. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

The following table provides an overview of certain key factors of our results of operations for the three  and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009:

	Three months ended June30,		Six months ended June 30,
	2010	2009	2010	2009
Net Revenues	$584,272	$1,002,735	$1,229,840	$1,904,910
Cost of sales	194,802	208,283	386,117	509,119
Operating Expenses:
Marketing and selling	10,233	2,147	13,581	9,395
Depreciation	7,302	6,135	14,604	12,271
General and administrative	636,850	606,787	1,310,155	1,308,413
Total operating expenses	654,385	615,069	1,248,340	1,330,079
Income (loss) from operations	(264,915)	179,383	(494,617)	65,712
Total other income (expense)	(5,120)	(3,934)	(9,978)	752
Provision for income taxes	—	(69,000)	(15,846)	23,500
Net income (loss)	$(270,035)	$106,449	$(520,441)	$89,964

Other Key Indicators:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of sales as a percentage of revenues	33.3%	20.8%	31.4%	26.7%
Gross profit margin	66.7%	79.2%	68.6%	73.3%
General and administrative expenses as a percentage of revenues	109%	60.5%	106.5%	68.7%
Total operating expenses as a percentage of revenues	112%	61.3%	108.8%	69.8%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Product Sales	$321,420	$514,841	$628,355	$887,623
Rental Revenue	262,852	487,894	601,485	1,017,287
Total Net Revenues:	$584,272	$1,002,735	$1,229,840	$1,904,910

	Three months ended June 30,		Six months ended June 30,
Gross profit as a Percentage of Net Revenues	2010	2009	2010	2009
Product sales	26.6%	35.6%	25.2%	24.7%
Rental Revenue	40.1%	43.6%	43.4%	48.6%

Six Month Period ended June 30, 2010 and 2009

Net Revenues

For the six months ended June 30, 2010, we reported revenues of $1,229,840 as compared to revenues of $1,904,910 for the six months ended June 30, 2009, a decrease of $675,070 or approximately 35.4%. Product sales for the six months ended June 30, 2010 decreased by $259,268 or approximately 29.2% as compared to the six months ended June 30, 2009. Rental revenue for the six months ended June 30, 2010 decreased by $415,802 or 40.9% approximately as compared to the six months ended June 30, 2009. The overall decrease of product sales and rental revenue is due to the impact of the 9.5% MIPAA reduction, lower reimbursement rates from third party payors and lower hospital census levels.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the six months ended June 30, 2010, cost of sales was $386,117, or approximately 31.4% of revenues, compared to $509,119, or approximately 26.7% of revenues, for the six months ended June 30, 2009. During the six months ended June 30, 2010, cost of sales decreased due to decreased revenues as compared to the six months ended June 30, 2009. During the six months ended June 30, 2010, cost of sales as a percentage of net revenues increased due to decrease rental revenues as compared to the six months ended June 30, 2009.

Gross Profit

During the six months ended June 30, 2010, our gross profit for our product sale as a percentage of net revenues slightly increased by approximately 1% as compared to the six months ended June 30, 2010.

During the six months ended June 30, 2010, our gross profit for our rental revenue as a percentage of net revenues decreased by approximately 5% as compared to the six months ended June 30, 2009. The decrease in gross profit of rental revenue is primarily attributable to a decrease in rental revenues during the six months ended June 30, 2010.

Total Operating Expenses

Our total operating expenses decreased approximately 6% to $1,338,340 for the six months ended June 30, 2010 as compared to $1,330,079 for the six months ended June 30, 2009. These changes include:

•           Marketing and Selling. For the six months ended June 30, 2010, marketing and selling costs were $13,581 as compared to $9,395 for the six months ended June 30, 2009, an increase of $4,186. The increase was due to marketing, advertising and print advertising programs initiated during the six months ended June 30, 2010.

•           Depreciation and amortization expense. For the six months ended June 30, 2010, depreciation expense amounted to $14,604 as compared to $12,271 for the six months ended June 30, 2009, a slight increase of $2,333 or 19%.

•           General and administrative expense. For the six months ended June 30, 2010, general and administrative expenses were $1,310,155 as compared to $1,308,413 for the six months ended June 30, 2009, an increase of $1,742. For the six months ended June 30, 2010 and 2009 general and administrative expenses consisted of the following:

	Six Months Ended June 30, Fiscal Q1
	2010	2009
Rent	$32,866	$39,543
Employee compensation	722,378	676,269
Professional fees	99,102	43,986
Internet/Phone	15,408	11,850
Travel/Entertainment	27,977	47,000
Bad debt expense	142,174	222,068
Insurance	25,202	17,257
Management fee	180,000	171,654
Other general and administrative	65,048	78,786
	$1,310,155	$1,308,413

•	For the six months ended June 30, 2010, Rent expense slightly decreased by $6,677.

•

For the six months ended June 30, 2010, employee compensation, related taxes and stock-based compensation expenses increased to $722,378 as compared to $676,269. The increase was primarily attributable to the issuance of 3,200,000 shares of common stock to four officers and three directors of the Company for services rendered which amounted to $22,400. In addition, we recognized stock-based compensation expense of $6,520 related to vested stock options.

•

For the six months ended June 30, 2010, professional fees increased to $99,102 as compared to $43,986, an increase of $55,116 or 125%. The increase is primarily related to increase in audit and accounting fees.

•	For the six months ended June 30, 2010, internet/telephone expense slightly increased to $15,408 as compared to $11,850, an increase of $3,558 or 30%.

•	For the six months ended June 30, 2010, travel and entertainment expense decreased to $27,977 as compared to $47,000. Travel and entertainment expense decreased as a result of cost cutting measures.

•

For the six months ended June 30, 2010 bad debt expense amounted to $142,174 as compared to $222,068 for the six months ended June 30, 2009, a decrease of $79,894 or 36%. The decrease was due to improved collection efforts and the decline in revenues.

•

For the six months ended June 30, 2010 Insurance expense increased to $25,202 as compared to $17,257 for the six months ended June 30, 2009, an increase of $7,945, or 46%. Insurance expense increased due to change in insurance providers during the 2009 period.

•	For the six months ended June 30, 2010 Management fee expense slightly increased to $180,000 as compared to $171,654 for the six months ended June 30, 2009.

•

For the six months ended June 30, 2010 other general and administrative expense decreased to $65,048 as compared to $78,786 for the six months ended June 30, 2009. The decrease is primarily attributable to decrease in office expense, office supplies and automobile expense by the Company.

INCOME (LOSS) FROM OPERATIONS

We reported loss from operations of $494,617 for the six months ended June 30, 2010 as compared to income from operations of $65,712 for the six months ended June 30, 2009.

OTHER INCOME (EXPENSES)

Interest Expense. For the six months ended June 30, 2010, interest expense amounted to $9,978 as compared to $7,998 for the six months ended June 30, 2009, an increase of $1,980.

NET INCOME (LOSS)

Our net loss was $520,441 for the six months ended June 30, 2010 compared to net income of $89,964 for the six months ended June 30, 2009.

Three Month Period ended June 30, 2010 and 2009

Net Revenues

For the three months ended June 30, 2010, we reported revenues of $584,272 as compared to revenues of $1,002,735 for the three months ended June 30, 2009, a decrease of $418,463 or approximately 41.7%. Product sales for the three months ended June 30, 2010 decreased by $193,421 or approximately 37.6% as compared to the six months ended June 30, 2009. Rental revenue for the three months ended June 30, 2010 decreased by $225,042 or 46.1% approximately as compared to the six months ended June 30, 2009. The overall decrease of product sales and rental revenue is due to the impact of the 9.5% MIPAA reduction, lower reimbursement rates from third party payors and lower hospital census levels.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the three months ended June 30, 2010, cost of sales was $194,802, or approximately 33.3% of revenues, compared to $208,283, or approximately 20.8% of revenues, for the three months ended June 30, 2009. During the three months ended June 30, 2010, cost of sales decreased due to decreased revenues as compared to the three months ended June 30, 2009. During the three months ended June 30, 2010, cost of sales as a percentage of net revenues increased due to decrease rental revenues as compared to the three months ended June 30, 2009.

Total Operating Expenses

Our total operating expenses increased approximately 6.4% to $654,385 for the three months ended June 30, 2010 as compared to $615,069 for the three months ended June 30, 2009. These changes include:

•           Marketing and Selling. For the three months ended June 30, 2010, marketing and selling costs were $10,233 as compared to $2,147 for the three months ended June 30, 2009, an increase of $8,086. The increase was due to marketing, advertising and print advertising programs initiated during the three months ended June 30, 2010.

•           Depreciation and amortization expense. For the three months ended June 30, 2010, depreciation expense amounted to $7,302 as compared to $6,135 for the three months ended June 30, 2009, a slight increase of $1,167 or 19.02%.

•           General and administrative expense. For the three months ended June 30, 2010, general and administrative expenses were $636,850 as compared to $606,787 for the three months ended June 30, 2009, a decrease of $30,063 or approximately 5%. For the three months ended June 30, 2010 and 2009 general and administrative expenses consisted of the following:

	Three Months Ended June 30, Fiscal Q1
	2010	2009
Rent	$16,500	$19,317
Employee compensation	344,285	278,263
Professional fees	47,135	23,232
Internet/Phone	8,822	6,538
Travel/Entertainment	14,393	20,323
Bad debt expense	74,332	109,355
Insurance	10,935	12,741
Management fee	90,000	90,000
Other general and administrative	30,448	47,018
	$636,850	$606,787

•	For the three months ended June 30, 2010, Rent expense slightly decreased to $16,500 as compared to $19,317.

•

For the three months ended June 30, 2010, employee compensation, related taxes and stock-based compensation expenses increased to $344,285 as compared to $278,263. Employee compensation is higher due to increased employees.

•

For the three months ended June 30, 2010, professional fees increased to $47,135 as compared to $23,232, an increase of $23,903 or 103%. The increase is primarily related to increase in audit and accounting fees.

•	For the three months ended June 30, 2010, internet/telephone expense slightly increased to $8,822 as compared to $6,538, an increase of $2,284 or 35%.

•	For the three months ended June 30, 2010, travel and entertainment expense decreased to $14,393 as compared to $20,323. Travel and entertainment expense decreased as a result of cost cutting measures.

•

For the three months ended June 30, 2010 bad debt expense amounted to $74,332 as compared to $109,355 for the three months ended June 30, 2009, a decrease of $35,023 or 32%. The decrease was due to improved collection efforts and the decline in revenues.

•	For the three months ended June 30, 2010 Insurance expense slightly decreased to $10,935 as compared to $12,741 for the three months ended June 30, 2009, a decrease of $1,806, or 14%.

•

For the three months ended June 30, 2010 other general and administrative expense decreased to $30,448 as compared to $47,018 for the three months ended June 30, 2009. The decrease is primarily attributable to decrease in office utility expense, office supplies and automobile expense by the Company.

INCOME (LOSS) FROM OPERATIONS

We reported loss from operations of $264,915 for the three months ended June 30, 2010 as compared to income from operations of $179,383 for the three months ended June 30, 2009.

OTHER INCOME (EXPENSES)

Interest Expense. For the three months ended June 30, 2010, interest expense amounted to $5,120 as compared to $3,934 for the three months ended June 30, 2009, an increase of $1,186.

NET INCOME (LOSS)

Our net loss was $270,035 for the three months ended June 30, 2010 compared to net income of $106,449 for the three months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2010 and December 31, 2009:

	June 30,	December 31,	$	%
	2010	2009	Change	Change
Working capital surplus (deficit)	(239,998)	67,940	(307,938)	(453.3%)

Cash	22,682	200	22,482	11,241%
Accounts receivable, net	221,649	241,190	(19,541)	(8.1%)
Inventory	99,870	104,106	(4,236)	(4.1%)
Total current assets	349,541	358,986	(9,445)	(2.6%)
Property and equipment, net	206,073	255,130	(49,057)	(19.2%)
Total assets	556,034	614,536	(58,502)	(9.5%)

Accounts payable and accrued liabilities	472,608	258,388	214,220	82.9%
8% Convertible promissory note, net of debt discount	25,000	—	25,000	100%
Notes payable-current	19,332	17,658	1,674	9.5%
Loan payable – related party	50,000	—	50,000	100%
Total current liabilities	589,539	291,046	298,493	102.6%
Notes payable-long term	158,465	168,939	(10,474)	(6.2%)
Total liabilities	748,004	459,985	288,019	62.6%
Accumulated deficit	(1,221,559)	(701,118)	(520,441)	74.2%
Stockholders’ equity (deficit)	(191,970)	154,551	(346,521)	(224.2%)

Net cash used in operating activities was $60,104 for the six months ended June 30, 2010 as compared to net cash used in operating activities of $3,388 for the six months ended June 30, 2009, an increase of $56,716. For the six months ended June 30, 2010, we had net loss of $520,441 offset by non-cash items such as depreciation expense of $82,671, bad debt of $142,174, stock-based compensation of $120,920 and increases from changes in assets and liabilities of $114,474. During the six months ended June 30, 2010 we experienced an increase in accounts receivable of $122,633, a decrease in inventory of $4,236, a decrease in prepaid expenses of $11,052, and an increase in accounts payable and accrued liabilities of $221,819. For the six months ended June 30, 2009, we had net income of $89,964 and non-cash items such as depreciation expense of $104,143, and bad debt expense of $222,068, offset by decreases from changes in assets and liabilities of $419,563. During the six months ended June 30, 2009 we experienced an increase in accounts receivable of $339,202, a decrease in prepaid expenses of $16,663, and a decrease in accounts payable and accrued liabilities of $174,683, which was offset by a decrease in inventory of $81,490, and an increase in due to a related party of $52,995.

Net cash used in investing activities for the six months ended June 30, 2010 was $33,614 as compared to net cash used in investing activities of $86,268 for the six months ended June 30, 2009. During the six months ended June 30, 2010 and 2009, we used cash for property and equipment purchases.

Net cash provided by financing activities for the six months ended June 30, 2010 was $116,200 as compared to net cash used in financing activities of $8,360 for the six months ended June 30, 2009. For the six months ended June 30, 2010, net cash provided by financing activities related to payments on notes payable of $8,800 offset by proceeds from sale of common stock of $28,000 and proceeds from issuance of debts of $100,000 offset by payment of debt issuance cost $3,000. For the six months ended June 30, 2009, net cash used in financing activities included payments on notes payable of $8,360.

At June 30, 2010 we had a working capital deficit of $239,998 and accumulated deficit of $(1,221,559).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2010.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Operating Lease	$198,000	$33,000	$132,000	$33,000	$—
Loan payable – related party	50,000	50,000	—	—	—
8% Convertible promissory note	50,000	50,000	—	—	—
Notes payable	27,797	19,332	8,465	—	—
Notes payable – related party	150,000	—	—	150,000	—
Total Contractual Obligations:	$475,797	$152,332	$140,465	$183,000	$—

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. There was not a material impact from the adoption of this guidance on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. There was not a material impact from the adoption of this guidance on our consolidated financial statements.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU 2010-09 was effective upon issuance.  There was not a material impact from the adoption of this guidance on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including Hal Compton, Jr., our chief executive officer, and Mark Lucky, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Compton and Mr. Lucky, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis.   As previously reported on our Form 10-K for the year ended December 31, 2009, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2010, in connection with the sale of our common stock, we issued 4,000,000 shares of common stock to the Company’s director.

In March 2010, we issued 12,857,142 shares in connection with the payment of management fee from January 2010 to March 2010 of $90,000 to HASCO Holdings, LLC.

In March 2010, we issued in aggregate 3,200,000 shares of common stock to four officers and three directors of the Company for services rendered.

In May 2010, we issued 16,667 shares of common stock for legal services rendered.

In August 2010, we issued 4,017,100 shares in connection with the payment of loans to one of the Company’s directors for a total amount of $120,513.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

 * Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASCO MEDICAL, INC.

By:/s/ Hal Compton, Jr.
August 16, 2010	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By:/s/ Mark B. Lucky
August 16, 2010	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer