Form 10-Q
period 2010-09-30
HASCO Medical, Inc.
filed 2010-11-15
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 744,486,909 shares of common stock are issued and outstanding as of  November 15, 2010.

HASCO MEDICAL, INC.

Form 10-Q

Quarterly period ended September 30, 2010

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HASCO Medical, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(1)

ASSETS
CURRENT ASSETS:
Cash	$43,323	$200
Accounts receivable, net	216,534	241,190
Inventory	92,893	104,106
Prepaid expenses and other current asset	15,208	13,490

Total Current Assets	367,958	358,986

OTHER ASSETS:
Property and equipment, net	181,395	255,130
Deposits	420	420

Total Assets	$549,773	$614,536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$476,906	$258,388
Notes payable, current portion	17,917	17,658
Accrued interest payable	26,250	15,000

Total Current Liabilities	521,073	291,046

LONG-TERM LIABILITIES:
Notes Payable	5,455	18,939
Note Payable - related party	150,000	150,000

Total Long-Term Liabilities	155,455	168,939

Total Liabilities	676,528	459,985

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock ($.001 par value; 3,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value; 1,000,000,000 shares authorized; 744,486,909 and 713,496,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	744,487	713,496
Additional paid in capital	623,875	142,173
Accumulated deficit	(1,495,117)	(701,118)

Total Stockholders' Equity (Deficit)	(126,755)	154,551

Total Liabilities and Stockholders' Equity (Deficit)	$549,773	$614,536

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$558,567	$749,698	$1,788,407	$2,654,608

Cost of sales	148,472	175,537	534,589	684,656

Gross profit	410,095	574,161	1,253,818	1,969,952

Operating expenses:
Marketing and selling	2,549	5,757	16,130	15,152
Depreciation	7,302	6,172	21,906	18,443
General and administrative	620,485	620,574	1,930,640	1,928,987

Total operating expenses	630,336	632,503	1,968,676	1,962,582

Income (loss) from operations	(220,241)	(58,342)	(714,858)	7,370

Other income (expenses):
Forgiveness of debt	—	—	—	8,750
Interest expense	(53,317)	(4,779)	(63,295)	(12,777)

Total other expenses	(53,317)	(4,779)	(63,295)	(4,027)

Income (loss) before income taxes	(273,558)	(63,121)	(778,153)	3,343

Income tax benefit (expense)	—	81,229	(15,846)	104,729

Net income (loss)	$(273,558)	$18,108	$(793,999)	$108,072

Net Income (loss) per common shares:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Weighted average common shares outstanding:
Basic	739,064,196	713,496,000	731,394,182	637,005,485
Diluted	739,064,196	713,496,000	731,394,182	637,005,485

See accompanying notes to unaudited consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net Income (loss)	$(793,999)	$108,072
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	112,881	113,311
Bad debt expense	203,620	251,513
Amortization of debt discount	25,000	—
Amortization of debt issuance cost	3,000	—
Fair value of options issued to employees	9,780	—
Fair value of options issued to consultant	20,000	—
Common stock issued for services	114,400	—
Forgiveness of debt	—	(8,750)
Changes in operating assets and liabilities
Accounts receivable	(178,964)	(350,432)
Inventory	11,213	110,396
Prepaid expenses	(1,718)	(19,116)
Accounts payable and accrued liabilities	349,768	(113,827)
Due to related party	—	(7,005)

Net cash (used) in provided by operating activities	(125,019)	84,162

Cash flows from investing activities:
Purchase of property and equipment	(39,146)	(203,294)

Net cash used in investing activities	(39,146)	(203,294)

Cash flows from financing activities:
Proceeds from loan payable	120,513	—
Proceeds from note payable	50,000	—
Debt issuance cost	(3,000)	—
Proceeds from sale of common stock	103,000	—
Repayments of notes payable	(63,225)	(13,519)

Net cash provided by (used in) financing activities	207,288	(13,519)

Net increase (decrease) in cash	43,123	(132,651)

Cash, Beginning of period	200	141,163

Cash, End of period	$43,323	$8,512

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—

Cash paid during the year for taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities:

Fair value of shares of common stock issued for accrued management fees	$210,000	$—

Fair value of shares of common stock issued for loans payable	$120,513	—

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

September 30, 2010

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

Fair Value of Financial Instruments

 Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, and establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

September 30, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, loan payable, and promissory note, approximated fair value as of September 30, 2010, because of the relatively short-term maturity of these instruments and their market interest rates.

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

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, Medicaid, and Medicare. Insurance benefits are assigned to us by patients receiving medical treatments and related products and, accordingly, we bill on behalf of our patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription.  The insurance company reimburses us for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $252,724 and $366,061 during the nine months ended September 30, 2010 and 2009, respectively.

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

September 30, 2010

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at September 30, 2010 and December 31, 2009, and, generally, does not require collateral.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable consists primarily of receivables due from Medicare Medicaid, and third party payors. The Company recorded a bad debt allowance of $320,521 and $307,495 as of September 30, 2010 and December 31, 2009, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Accounts receivable balance concentrations by major payor category as of September 30, 2010 and December 31, 2009 were as follows:

Percentage of Accounts Receivable Outstanding:	September 30, 2010	December 31, 2009

Medicare	33.2%	46.2%
Medicaid/Other Government	2.6%	2.1%
Private Insurance/Other	64.2%	51.7%
Total	100.0%	100.0%

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis and includes primarily finished goods.

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the nine months ended September 30, 2010 and 2009 totaled $16,130 and $13,763, respectively.

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

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended September 30, 2010 and 2009.

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

September 30, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the nine months ended September 30, 2010, subsequent events were evaluated by the Company as of the date on which the unaudited consolidated financial statements for the nine months ended September 30, 2010 were available to be issued. The Company has concluded that all subsequent events have been properly disclosed.

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

September 30, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2009, the FASB issued ASU No. 2010-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of ASU No. 2010-14 did not have a material impact on the results of operations and financial condition.

Recently Issued Accounting Pronouncements (continued)

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three month period ended September 30, 2010	Three month period ended September 30, 2009	Nine month period ended September 30, 2010	Nine month period ended September 30, 2009
Numerator:
Net income (loss)	$(273,558)	$18,108	$(793,999)	$108,072

Denominator:
Denominator for basic income (loss) per share
(weighted-average shares)	739,064,196	713,496,000	731,394,182	637,005,485

Denominator for dilutive income (loss) per share
(adjusted weighted-average)	739,064,196	713,496,000	731,394,182	637,005,485

Basic and diluted loss per share from continuing operations	$0.00	$0.00	$0.00	$0.00

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2010	December 31, 2009
Office equipment	5 years	$38,979	$38,979
Rental equipment	13 - 36 months	441,501	402,355
Vehicles	5 years	71,656	71,656
Computer equipment	5 years	31,483	31,483
		583,619	544,473
Less: accumulated depreciation		(402,224)	(289,343)
		$181,395	$255,130

For the nine months ended September 30, 2010 and 2009, depreciation expense amounted to $112,881 and $113,311, of which $90,975 and $94,867 is included in cost of sales, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of three delivery vehicles (see Note 5 below).

NOTE 4 – CONVERTIBLE PROMISSORY NOTE

On June 21, 2010 the Company issued a convertible promissory note amounting to $50,000. The note bears interest at 8% per annum and matures on March 23, 2011. The Company paid debt issuance cost of $3,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 90 days after the date of this note, at a conversion price equal to 55% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion.  In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $25,000 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. In August 2010, the Company exercised its right to prepay this convertible promissory note. The optional prepayment amount is equal to 140% of the outstanding principal and accrued interest of this note. The Company prepaid a total of $70,513 to satisfy this convertible promissory note. As of September 30, 2010, the Company fully amortized the debt issuance cost of $25,000 on this note due to the prepayment.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 5 – NOTES PAYABLE

Between December 2008 and January 2009, the Company issued notes payable amounting to $52,979 in connection with the acquisition of three delivery vehicles. The notes payable bear approximately 2% interest per annum and shall be payable in thirty-six equal monthly payments of $1,516 beginning in January 2009 through December 2011. As of September 30, 2010, the current and long term portion of these notes amounted to $17,917 and $5,455, respectively. As of December 31, 2009, the current and long term portion of these notes amounted to $17,658 and $18,939, respectively.

NOTE 6 – NOTE PAYABLE – RELATED PARTY

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of September 30, 2010 and December 31, 2009, accrued interest from such note payable amounted to $26,250 and $15,000, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

In March 2010, the Company issued 12,857,142 shares in connection with the payment of management fee from January 2010 to March 2010 of $90,000 to HASCO Holdings, LLC. The Company valued these common shares at the fair market value on the date of grant at $0.007 per share or $90,000.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)  (continued)

In August 2010, the Company issued 400,000 shares of common stock in connection with the exercise of stock options.

In August 2010, the Company issued 4,017,100 shares in connection with the payment of loans payable to the Company’s director for a total amount of $120,513. The Company valued these common shares at the fair market value on the date of grant at $0.03 per share or $120,513.

In August 2010, the Company issued 4,000,000 shares in connection with the payment of accrued management fees of $120,000 to HASCO Holdings, LLC. The Company valued these common shares at the fair market value on the date of grant at $0.03 per share or $120,000.

In September 2010, in connection with the sale of the Company’s common stock, the Company issued 2,500,000 shares of common stock to the Company’s director for net proceeds of approximately $75,000.

NOTE 8 – STOCK OPTION PLAN

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

On November 1, 2009, the Company granted an aggregate of 4,075,000 5-year option to purchase shares of common stock at $0.007 per share which vests at the end of two years, to four officers and three directors of the Company. The 4,075,000 options were valued on the grant date at $0.0064 per option or a total of $26,080 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.007 per share, volatility of 150%, expected term of five years, and a risk free interest rate of 2.33%. For the nine months ended September 30, 2010, the Company recorded stock based compensation expense of $9,780. At September 30, 2010, there was $14,127 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

In July 2010, the Company granted 400,000 90-day options to purchase shares of common stock for accounting services rendered. The Company valued these options at the fair market value on the date of grant at $0.05 per share or $20,000. In connection with the grant of these options, the Company recorded professional fees of $20,000 for professional services performed. In August 2010, the Company issued 400,000 shares of common stock in connection with the exercise of these stock options.

A summary of the stock options as of September 30, 2010 and changes during the period are presented below:

	Nine months Ended September 30, 2010
	Number of Options	Weighted Average Exercise Price
Stock options
Balance at beginning of year	4,075,000	$0.007
Granted	400,000	0.05
Exercised	(400,000)	0.05
Forfeited	—	—
Balance at end of period	4,075,000	$0.007

Options exercisable at end of period	—	$—
Weighted average fair value of options granted during the period		$0.05

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended September 30, 2010 and 2009 all material assets and revenues of the Company were in the United States.

NOTE 10 – RELATED PARTY TRANSACTIONS

Note payable to related party

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of September 30, 2010 and December 31, 2009, accrued interest from such note payable amounted to $26,250 and $15,000, respectively.

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

In August 2010, the Company issued 4,000,000 shares in connection with the payment of accrued management fees of $120,000 to HASCO Holdings, LLC.

Sale of common stock

In January 2010, in connection with the sale of the Company’s common stock, the Company issued 4,000,000 shares of common stock to the Company’s director for net proceeds of approximately $28,000.

In September 2010, in connection with the sale of the Company’s common stock, the Company issued 2,500,000 shares of common stock to the Company’s director for net proceeds of approximately $75,000.

NOTE 11 – COMMITMENTS

Operating Lease

The Company leases office space in Mobile, Alabama under a five-year operating lease that expires on June 30, 2013. The office lease agreement has certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine. Future minimum rental payments required under these operating leases are as follows:

Period ending September 30:
2010	16,500
2011	66,000
2012	66,000
2013 and thereafter	33,000
$181,500

Rent expense was $49,366 and $61,693 for the nine months ended September 30, 2010 and 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The following table provides an overview of certain key factors of our results of operations for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net Revenues	$558,567	$749,698	$1,788,407	$2,654,608
Cost of sales	148,472	175,537	534,589	684,656
Operating Expenses:
Marketing and selling	2,549	5,757	16,130	15,152
Depreciation	7,302	6,172	21,906	18,443
General and administrative	620,485	620,574	1,930,640	1,928,987
Total operating expenses	630,336	632,503	1,968,676	1,962,582
Income (loss) from operations	(220,241)	(58,342)	(714,858)	7,370
Total other income (expense)	(53,317)	(4,779)	(63,295)	(4,027)
Provision for income taxes	—	(81,229)	(15,846)	(104,729)
Net income (loss)	$(273,558)	$18,108	$(793,999)	$108,072

Other Key Indicators:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of sales as a percentage of revenues	26.6%	23.4%	29.9%	25.8%
Gross profit margin	73.4%	76.6%	70.1%	74.2%
General and administrative expenses as a percentage of revenues	111.1%	82.8%	108.0%	72.7%
Total operating expenses as a percentage of revenues	112.8%	84.4%	110.1%	73.9%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Product Sales	$283,524	$412,974	$911,879	$1,300,597
Rental Revenue	275,043	336,724	876,528	1,354,011
Total Net Revenues:	$558,567	$749,698	$1,788,407	$2,654,608

	Three months ended September 30,		Nine months ended September 30,
Gross profit as a Percentage of Net Revenues	2010	2009	2010	2009
Product sales	28.3%	32.2%	26.2%	26.8%
Rental Revenue	45.1%	44.4%	43.9%	47.4%

Nine Month Period ended September 30, 2010 and 2009

Net Revenues

For the nine months ended September 30, 2010, we reported revenues of $1,788,407 as compared to revenues of $2,654,608 for the nine months ended September 30, 2009, a decrease of $866,201 or approximately 32.6%. Product sales for the nine months ended September 30, 2010 decreased by $388,718 or approximately 29.9% as compared to the nine months ended September 30, 2009. Rental revenue for the nine months ended September 30, 2010 decreased by $477,483 or 35.3% approximately as compared to the nine months ended September 30, 2009. The overall decrease of product sales and rental revenue is due to the impact of the 9.5% Medicare Improvement for Patients and Providers Act of 2008 (MIPPA) reduction, lower reimbursement rates from third party payors and lower hospital census levels.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the nine months ended September 30, 2010, cost of sales was $534,589, or approximately 29.9% of revenues, compared to $684,656, or approximately 25.8% of revenues, for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, cost of sales decreased due to decreased revenues as compared to the nine months ended September 30, 2009. During the nine months ended September 30, 2010, cost of sales as a percentage of net revenues increased due to decrease rental revenues as compared to the nine months ended September 30, 2009.

Gross Profit

During the nine months ended September 30, 2010, our gross profit for our product sales as a percentage of net revenues decreased by approximately 1% as compared to the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, our gross profit for our rental revenue as a percentage of net revenues decreased by approximately 4% as compared to the nine months ended September 30, 2009. The decrease in gross profit of rental revenue is primarily attributable to a decrease in rental revenues during the nine months ended September 30, 2010.

Total Operating Expenses

Our total operating expenses increased approximately 0.3% to $1,968,676 for the nine months ended September 30, 2010 as compared to $1,962,582 for the nine months ended September 30, 2009. These changes include:

•           Marketing and Selling. For the nine months ended September 30, 2010, marketing and selling costs were $16,130 as compared to $15,152 for the nine months ended September 30, 2009, an increase of $978.

•           Depreciation and amortization expense. For the nine months ended September 30, 2010, depreciation expense amounted to $21,906 as compared to $18,443 for the nine months ended September 30, 2009, a slight increase of $3,463 or 19%.

•           General and administrative expense. For the nine months ended September 30, 2010, general and administrative expenses were $1,930,640 as compared to $1,928,987 for the nine months ended September 30, 2009, an increase of $1,653. For the nine months ended September 30, 2010 and 2009 general and administrative expenses consisted of the following:

	Nine months Ended September 30, Fiscal Q1
	2010	2009
Rent	$49,366	$61,693
Employee compensation	1,067,858	1,123,634
Professional fees	133,116	105,130
Internet/Phone	24,631	21,745
Travel/Entertainment	38,325	61,501
Bad debt expense	203,620	251,513
Insurance	43,411	39,242
Management fee	270,000	141,655
Other general and administrative	100,313	122,874
	$1,930,640	$1,928,987

•

For the nine months ended September 30, 2010, Rent expense decreased by $12,327. During the 2009 period, we paid rent for temporary rental apartment for one of our employees. We discontinued renting such temporary rental apartment beginning in January 2010.

•

For the nine months ended September 30, 2010, employee compensation, related taxes and stock-based compensation expenses decreased to $1,067,858 as compared to $1,123,634. The decrease was due to a decrease in number of employees and commission expense as compared to the 2009 period.

•

For the nine months ended September 30, 2010, professional fees increased to $133,116 as compared to $105,130, an increase of $27,986 or 26.6%. The increase is primarily related to increase in audit and accounting fees.

•	For the nine months ended September 30, 2010, internet/telephone expense slightly increased to $24,631 as compared to $21,745, an increase of $2,886 or 13%.

•

For the nine months ended September 30, 2010, travel and entertainment expense decreased to $38,325 as compared to $61,501. Travel and entertainment expense decreased as a result of cost cutting measures.

•

For the nine months ended September 30, 2010 bad debt expense amounted to $203,620 as compared to $251,513 for the nine months ended September 30, 2009, a decrease of $47,893 or 19%. The decrease was due to improved collection efforts and the decline in revenues.

•

For the nine months ended September 30, 2010 Insurance expense increased to $43,411 as compared to $39,242 for the nine months ended September 30, 2009, an increase of $4,169, or 11%. Insurance expense increased due to change in insurance providers during the 2009 period.

•

For the nine months ended September 30, 2010 Management fee expense increased to $270,000 as compared to $141,655 for the nine months ended September 30, 2009. The increase in management fee was primarily attributable to the amended management agreement in June 2009, whereby HASCO Holdings, LLC waived the management fees from June 2009 to September 2009 due to our cash book balance fell below $50,000 as defined in the amended agreement.

•

For the nine months ended September 30, 2010 other general and administrative expense decreased to $100,313 as compared to $122,874 for the nine months ended September 30, 2009. The decrease is primarily attributable to decrease in office expense, office supplies and automobile expense by the Company.

INCOME (LOSS) FROM OPERATIONS

We reported loss from operations of $714,858 for the nine months ended September 30, 2010 as compared to income from operations of $7,370 for the nine months ended September 30, 2009.

OTHER INCOME (EXPENSES)

Interest Expense. For the nine months ended September 30, 2010, interest expense amounted to $63,295 as compared to $12,777 for the nine months ended September 30, 2009, an increase of $50,518. The increase is primarily attributable to the amortization of debt discount and debt issuance cost of $25,000 and $3,000, respectively, in connection with the convertible promissory note issued in June 2010. In addition, we paid prepayment penalty fee of approximately $20,000 upon satisfaction of this convertible promissory note in August 2010.

NET INCOME (LOSS)

Our net loss was $793,999 for the nine months ended September 30, 2010 compared to net income of $108,072 for the nine months ended September 30, 2009.

Three Month Period ended September 30, 2010 and 2009

Net Revenues

For the three months ended September 30, 2010, we reported revenues of $558,567 as compared to revenues of $749,698 for the three months ended September 30, 2009, a decrease of $191,131 or approximately 25.5%. Product sales for the three months ended September 30, 2010 decreased by $129,450 or approximately 31.3% as compared to the nine months ended September 30, 2009. Rental revenue for the three months ended September 30, 2010 decreased by $61,681 or 18.3% as compared to the nine months ended September 30, 2009. The overall decrease of product sales and rental revenue is due to the impact of the 9.5% Medicare Improvement for Patients and Providers Act of 2008 (MIPPA) reduction, lower reimbursement rates from third party payors and lower hospital census levels.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the three months ended September 30, 2010, cost of sales was $148,472, or approximately 26.6% of revenues, compared to $175,537, or approximately 23.4% of revenues, for the three months ended September 30, 2009. During the three months ended September 30, 2010, cost of sales decreased due to decreased revenues as compared to the three months ended September 30, 2009. During the three months ended September 30, 2010, cost of sales as a percentage of net revenues increased due to decreased rental revenues as compared to the three months ended September 30, 2009.

Total Operating Expenses

Our total operating expenses decreased approximately 0.3% to $630,336 for the three months ended September 30, 2010 as compared to $632,503 for the three months ended September 30, 2009. These changes include:

•           Marketing and Selling. For the three months ended September 30, 2010, marketing and selling costs were $2,549 as compared to $5,757 for the three months ended September 30, 2009, a slight decrease of $3,208.

•           Depreciation and amortization expense. For the three months ended September 30, 2010, depreciation expense amounted to $7,302 as compared to $6,172 for the three months ended September 30, 2009, a slight increase of $1,130 or 18.3%.

•           General and administrative expense. For the three months ended September 30, 2010, general and administrative expenses were $620,485 as compared to $620,574 for the three months ended September 30, 2009, a slight decrease of $89. For the three months ended September 30, 2010 and 2009 general and administrative expenses consisted of the following:

	Three Months Ended September 30, Fiscal Q1
	2010	2009
Rent	$16,500	$22,150
Employee compensation	345,480	447,365
Professional fees	34,014	55,504
Internet/Phone	9,223	9,895
Travel/Entertainment	10,348	14,501
Bad debt expense	61,446	29,445
Insurance	18,209	18,436
Management fee	90,000	—
Other general and administrative	35,265	23,278
	$620,485	$620,574

•

For the three months ended September 30, 2010, Rent expense decreased to $16,500 as compared to $22,150. During the 2009 period, we paid rent for temporary rental apartment for one of our employees. We discontinued renting such temporary rental apartment beginning in January 2010.

•

For the three months ended September 30, 2010, employee compensation, related taxes and stock-based compensation expenses decreased to $345,480 as compared to $447,365. The decrease was due to a decrease in number of employees as compared to the 2009 period.

•

For the three months ended September 30, 2010, professional fees decreased to $34,014 as compared to $55,504, a decrease of $21,490 or 39%. The decrease is primarily related to decrease in audit and accounting fees during the three months ended September 30, 2010 as compared to the 2009 period.

•	For the three months ended September 30, 2010, internet/telephone expense slightly decreased to $9,223 as compared to $9,895, a decrease of $672.

•

For the three months ended September 30, 2010, travel and entertainment expense decreased to $10,348 as compared to $14,501. Travel and entertainment expense decreased as a result of cost cutting measures.

•

For the three months ended September 30, 2010 bad debt expense amounted to $61,446 as compared to $29,445 for the three months ended September 30, 2009, an increase of $32,001 or 109%. The increase was due to the increase in write-off of our accounts receivable during the three months ended September 30, 2010 as compared to the 2009 period.

•	For the three months ended September 30, 2010 Insurance expense slightly decreased to $18,209 as compared to $18,436 for the three months ended September 30, 2009, a decrease of $227.

•

For the three months ended September 30, 2010 other general and administrative expense increased to $35,265 as compared to $23,278 for the three months ended September 30, 2009. The increase is primarily attributable to decrease in office utility expense, office supplies and automobile expense by the Company.

INCOME (LOSS) FROM OPERATIONS

We reported loss from operations of $220,241 for the three months ended September 30, 2010 as compared to $58,342 for the three months ended September 30, 2009.

OTHER INCOME (EXPENSES)

Interest Expense. For the three months ended September 30, 2010, interest expense amounted to $53,317 as compared to $4,779 for the three months ended September 30, 2009, an increase of $48,538. The increase is primarily attributable to the amortization of debt discount and debt issuance cost of $25,000 and $3,000, respectively, in connection with the convertible promissory note issued in June 2010. In addition, we paid prepayment penalty fee of approximately $20,000 upon satisfaction of this convertible promissory note in August 2010.

NET INCOME (LOSS)

Our net loss was $273,558 for the three months ended September 30, 2010 compared to net income of $18,108 for the three months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between September 30, 2010 and December 31, 2009:

	September 30,	December 31,	$	%
	2010	2009	Change	Change
Working capital surplus (deficit)	(153,115)	67,940	(221,055)	(325.4%)

Cash	43,323	200	43,123	21,561.5%
Accounts receivable, net	216,534	241,190	(24,656)	(10.2%)
Inventory	92,893	104,106	(11,213)	(10.8%)
Total current assets	367,958	358,986	8,972	2.5%
Property and equipment, net	181,395	255,130	(73,735)	(28.9%)
Total assets	549,773	614,536	(64,763)	(10.5%)

Accounts payable and accrued liabilities	476,906	258,388	218,518	84.6%
Notes payable-current	17,917	17,658	259	1.5%
Total current liabilities	521,073	291,046	230,027	79.0%
Notes payable-long term	155,455	168,939	(13,484)	(8.0%)
Total liabilities	676,528	459,985	216,543	47.1%
Accumulated deficit	(1,495,117)	(701,118)	(793,999)	113.2%
Stockholders’ equity (deficit)	(126,755)	154,551	(281,306)	(182%)

Net cash used in operating activities was $125,019 for the nine months ended September 30, 2010 as compared to net cash provided by operating activities of $84,162 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we had net loss of $793,999 offset by non-cash items such as depreciation expense of $112,881, bad debt of $203,620, stock-based compensation of $144,180, amortization of debt discount of $25,000, amortization of debt issuance cost of $3,000 and increases from changes in assets and liabilities of $180,299. During the nine months ended September 30, 2010 we experienced an increase in accounts receivable of $178,964, a decrease in inventory of $11,213, an increase in prepaid expenses of $1,718, and an increase in accounts payable and accrued liabilities of $349,768. For the nine months ended September 30, 2009, we had net income of $108,072 and non-cash items such as depreciation expense of $113,311, and bad debt expense of $251,513, offset by decreases from changes in assets and liabilities of $379,984. During the nine months ended September 30, 2009 we experienced an increase in accounts receivable of $350,432, an increase in prepaid expenses of $19,116, and a decrease in accounts payable and accrued liabilities of $113,827, which was offset by a decrease in inventory of $110,396.

Net cash used in investing activities for the nine months ended September 30, 2010 was $39,146 as compared to net cash used in investing activities of $203,294 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010 and 2009, we used cash for property and equipment purchases.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $207,288 as compared to net cash used in financing activities of $13,519 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, net cash provided by financing activities consist of proceeds from sale of common stock of $103,000 and proceeds from issuance of debts of $170,513 offset by payment of debt issuance cost $3,000 and payments on notes payable of $63,225. For the nine months ended September 30, 2009, net cash used in financing activities included payments on notes payable of $13,519.

At September 30, 2010 we had a working capital deficit of $153,115 and accumulated deficit of $(1,495,117).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2010.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Operating Lease	$181,500	$16,500	$132,000	$33,000	$—
Notes payable	23,372	17,917	5,455	—	—
Notes payable – related party	150,000	—	—	150,000	—
Total Contractual Obligations:	$354,872	$34,417	$137,455	$183,000	$—

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including Hal Compton, Jr., our chief executive officer, and Mark Lucky, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Compton and Mr. Lucky, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2010.

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

In August 2010, we issued 4,000,000 shares in connection with the payment of management fees of $120,000 to HASCO Holdings, LLC.

In September 2010, in connection with the sale of our common stock, we issued 2,500,000 shares of common stock to the Company's director.

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

HASCO MEDICAL, INC.

By:/s/ Hal Compton, Jr.
November 15, 2010	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By:/s/ Mark B. Lucky
November 15, 2010	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer