Form 10-Q/A
period 2009-06-30
HASCO Medical, Inc.
filed 2011-02-14
CIK 1131675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q/A

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

EXPLANATORY NOTE

Hasco Medical, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the U.S. Securities and Exchange Commission (the "SEC") on August 14, 2009 (the "Original Filing"). The Original Filing did not reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008.  The intangible asset amounted to $2,553,417 and was expensed in fiscal year 2008.   The amount was equivalent to the purchase price allocation in excess of the net book value at the time of the acquisition, which was attributed to the then-existing customer relationships.  The impact on the consolidated financial statements is a reclassification in the equity section of the balance sheet which decrease retained earnings with a corresponding increase in additional paid in capital.  There is no other change to the consolidated financial statements. The consolidated balance sheet was restated to reflect the adjustment for the acquisition of Southern Medical & Mobility, Inc.  See Note 8 to the unaudited consolidated financial statements for details.

HASCO MEDICAL, INC.

Form 10-Q/A Index

Quarterly period ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HASCO MEDICAL, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2009 (Restated - See note 8) (Unaudited)	December 31, 2008 (1)
CURRENT ASSETS:
Cash	$43,147	$141,163
Accounts receivable, net	473,935	356,801
Inventory	141,532	223,022
Prepaid expenses	25,661	8,998
Total current assets	684,275	729,984

OTHER ASSETS:
Property and equipment, net	168,181	186,056
Deposits	420	420
Total Assets	$852,876	$916,460

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$120,135	$142,339
Notes payable, current portion	6,399	10,205
Accrued income tax payable	58,750	82,250
Due to related party	60,000	7,005
Accrued interest payable	7,500	8,750
Total current liabilities	252,784	250,549

LONG TERM LIABILITIES:
Notes payable	16,461	21,015
Note payable, related party	150,000	150,000
Total liabilities	419,245	421,564

Stockholders’ Equity
Common stock ($.001 par value; 750,000,000 shares authorized; 713,496,000 and 87,500,000 shares issued and outstanding)	713,496	87,500
Additional paid in capital	2,553,417	2,792,732
Retained earnings (accumulated deficit)	(2,833,282)	(2,385,336)
Total stockholders’ equity	433,631	494,896

Total liabilities and stockholders’ equity	$852,876	$916,460

(1)	Derived from audited information

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

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	$(3,388)	$829,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(86,268)	(270,764)
Cash used in acquisitions, net	—
NET CASH USED IN INVESTING ACTIVITIES	(86,268)	(270,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(8,360)	—
Advances from related party	—	216,388
Payment of dividends	—	(748,728)

NET CASH USED IN FINANCING ACTIVITIES	(8,360)	(532,340)

NET INCREASE (DECREASE) IN CASH	(98,016)	26,381

CASH - beginning of year	141,163	314,369

CASH - end of period	$43,147	$340,750

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$—	—
Income taxes	—	—

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

HASCO MEDICAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

NOTE 8 - RESTATEMENT

The Company has restated its consolidated financial statements as at and for the quarterly period ended June 30, 2009 to reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of  Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008.

The following table presents the adjustments to the consolidated financial statements:

Consolidated Balance Sheet data	As at June 30, 2009
	As Filed	Adjustments to Restate		Restated
Total Assets	852,876	—		852,876

Total Liabilities	419,245	—		419,245

Stockholders’ Equity
Additional paid in capital	—	2,553,417	(a)	2,553,417
Accumulated deficit	(279,865)	(2,553,417)	(b)	(2,833,282)
Total Stockholders’ Equity	433,631	—		433,631
Total Liabilities and Stockholders’ Equity	$852,876	$—		$852,876

(a)	To reflect push down accounting pursuant to the acquisition of Southern Medical & Mobility, Inc. in June 2008.
(b)	To reflect impairment of intangible asset in connection with the acquisition of Southern Medical & Mobility, Inc. in December 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2009 and September 30, 2008:

	June 30,	December 31,	$	%
	2009	2008	Change	Change
Working Capital	431,491	479,435	(47,944)	(10.0%)

Cash	43,147	141,163	(98,016)	(69.4%)

Accounts receivable, net	473,935	356,801	117,134	32.8%
Inventory	141,532	223,022	(81,490)	(36.5%)
Total current assets	684,275	729,984	(45,709)	(6.3%)
Property and equipment, net	168,181	186,056	(17,875)	(9.6%)

Total assets	852,876	916,460	(63,584)	(6.9%)

Accounts payable and accrued liabilities	120,135	142,339	(22,204)	(15.6%)
Notes payable-current	6,399	10,205	(3,806)	(37.3%)
Total current liabilities	252,784	250,549	2,234	0.9%
Notes payable-long term	166,461	171,015	(4,554)	(2.7%)
Total liabilities	419,245	421,565	2,320	0.6%
Accumulated deficit	(2,833,282)	(2,385,336)	(447,946)	18.8%
Stockholders’ equity	433,631	494,895	(61,264)	(12.4%)

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

At June 30, 2009 we had a working capital surplus of $431,491 and accumulated deficit of $(2,833,282).

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

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, our CEO and CFO has concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of June 30, 2009. However, in connection with the restatement of our Consolidated Financial Statements as of and for the quarter ended June 30, 2009 as fully described in Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer determined that the material weakness described below existed as of June 30, 2009.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 we did not maintain effective controls with respect to the correct accounting of the acquisition of Southern Medical Mobility Inc. in June 2008 and the subsequent write off of the intangible asset in December 2008. This control deficiency resulted in the restatement of our Consolidated Financial Statements for the three and six months ended June 30, 2009.  Accordingly, our Chief Executive Officer and Chief Financial Officer have determined that these control deficiencies constitute a material weakness.

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

HASCO MEDICAL, INC.

By: /s/ Hal Compton, Jr.
February 11, 2011	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
February 11, 2011	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer