Form 10-Q/A
period 2009-09-30
HASCO Medical, Inc.
filed 2011-02-14
CIK 1131675

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

EXPLANATORY NOTE

Hasco Medical, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the U.S. Securities and Exchange Commission (the "SEC") on November 16, 2009 (the "Original Filing"). The Original Filing did not reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008.  The intangible asset amounted to $2,553,417 and was expensed in fiscal year 2008.   The amount was equivalent to the purchase price allocation in excess of the net book value at the time of the acquisition, which was attributed to the then-existing customer relationships.  The impact on the consolidated financial statements is a reclassification in the equity section of the balance sheet which decrease retained earnings with a corresponding increase in additional paid in capital.  There is no other change to the consolidated financial statements. The consolidated balance sheet was restated to reflect the adjustment for the acquisition of Southern Medical & Mobility, Inc.  See Note 9 to the unaudited consolidated financial statements for details.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HASCO Medical, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2009 (Restated- See note 9) (Unaudited)	December 31, 2008 (1)

ASSETS
CURRENT ASSETS:
Cash	$8,512	$141,163
Accounts receivable, net	455,720	356,801
Inventory	112,626	223,022
Prepaid expenses	28,114	8,998

Total Current Assets	604,972	729,984

OTHER ASSETS:
Property and equipment, net	297,798	186,056
Deposits	420	420

Total Assets	$903,190	$916,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$250,741	$142,339
Notes payable, current portion	17,600	10,205
Accrued income tax payable	—	82,250
Due to related party	—	7,005
Accrued interest payable	11,250	8,750

Total Current Liabilities	279,591	250,549

LONG-TERM LIABILITIES:
Notes Payable	21,860	21,015
Notes Payable - related party	150,000	150,000

Total Long-Term Liabilities	171,860	171,015

Total Liabilities	451,451	421,564

STOCKHOLDERS’ EQUITY:
Common stock ($.001 par value; 750,000,000 shares authorized; 713,496,000 and 554,676,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	713,496	554,676
Additional paid in capital	2,553,417	2,325,556
Accumulated deficit	(2,815,174)	(2,385,336)

Total Stockholders’ Equity	451,739	494,896

Total Liabilities and Stockholders’ Equity	$903,190	$916,460

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

NOTE 9 - RESTATEMENT

The Company has restated its consolidated financial statements as at and for the quarterly period ended September 30, 2009 to reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of  Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008.

The following table presents the adjustments to the consolidated financial statements:

Consolidated Balance Sheet data	As at September 30, 2009
	As Filed	Adjustments to Restate		Restated
Total Assets	903,190	—		903,190

Total Liabilities	451,451	—		451,451

Stockholders’ Equity
Additional paid in capital	—	2,553,417	(a)	2,553,417
Accumulated deficit	(261,757)	(2,553,417)	(b)	(2,815,174)
Total Stockholders’ Equity	451,739	—		451,739
Total Liabilities and Stockholders’ Equity	$903,190	$—		$903,190

(a)	To reflect push down accounting pursuant to the acquisition of Southern Medical & Mobility, Inc. in June 2008.
(b)	To reflect impairment of intangible asset in connection with the acquisition of Southern Medical & Mobility, Inc. in December 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between September 30, 2009 and December 31, 2008:

	September 30,	December 31,	$	%
	2009	2008	Change	Change

Working capital	325,381	479,435	(154,054)	(32.1)%

Cash	8,512	141,163	(132,651)	(94.0)%
Accounts receivable, net	455,720	356,801	98,919	27.7%
Inventory	112,626	223,022	(110,396)	(49.5)%
Total current assets	604,972	729,984	(125,012)	(17.1)%
Property and equipment, net	297,798	186,056	111,742	60.1%
Total assets	903,190	916,460	(13,270)	(1.4)%

Accounts payable and accrued liabilities	250,741	142,339	108,402	76.2%
Notes payable-current	17,600	10,205	7,395	72.5%
Total current liabilities	279,591	250,549	29,042	11.6%
Notes payable-long term	171,860	171,015	845	0.5%
Total liabilities	451,451	421,564	29,887	7.1%
Accumulated deficit	(2,815,174)	(2,385,336)	(429,838)	18.0%
Stockholders’ equity	451,739	494,896	(43,157)	(8.7)%

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

At September 30, 2009 we had a working capital surplus of $325,381 and accumulated deficit of $(2,815,174).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our CEO and CFO has concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of September 30, 2009. However, in connection with the restatement of our Consolidated Financial Statements as of and for the quarter ended September  30, 2009 as fully described in Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer determined that the material weakness described below existed as of September 30, 2009.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 we did not maintain effective controls with respect to the correct accounting of the acquisition of Southern Medical Mobility Inc. in June 2008 and the subsequent write off of the intangible asset in December 2008. This control deficiency resulted in the restatement of our Consolidated Financial Statements for the three and nine months ended September 30, 2009.  Accordingly, our Chief Executive Officer and Chief Financial Officer have determined that these control deficiencies constitute a material weakness.

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