Form 10-K/A
period 2009-12-31
HASCO Medical, Inc.
filed 2011-02-14
CIK 1131675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Hasco Medical, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 2010 (the "Original Filing"). The Original Filing did not reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008. The intangible asset amounted to $2,553,417 and was expensed in fiscal year 2008. The amount was equivalent to the purchase price allocation in excess of the net book value at the time of the acquisition, which was attributed to the then-existing customer relationships. The impact on the consolidated financial statements is a reclassification in the equity section of the balance sheet which decrease retained earnings with a corresponding increase in additional paid in capital. There is no other change to the consolidated financial statements. The consolidated balance sheet was restated to reflect the adjustment for the acquisition of Southern Medical & Mobility, Inc.  See Note 13 to the consolidated financial statements for details.

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

Dividend Policy

          We have never paid cash dividends on our common stock after the reverse merger. Payment of dividends is within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. Under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2009 and 2008:

The following table provides an overview of certain key factors of our results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

	Years ended December 31,

	2009	2008

Net Revenues	$3,390,840	$4,575,680
Cost of sales	910,540	1,269,620
Operating Expenses:
Marketing and selling	20,644	1,950
Depreciation and amortization	29,001	40,908
General and administrative	2,857,606	2,722,888
Total operating expenses	2,907,251	2,765,746
Income (loss) from operations	(426,951)	540,314
Total other income (expense)	(9,065)	(2,612,649)
Income tax benefit (expense)	104,727	(111,000)
Net income (loss)	$(331,289)	$(2,183,335)

Other Key Indicators:

	Years ended December 31,

	2009	2008

Cost of sales as a percentage of revenues	26.9%	27.7%
Gross profit margin	73.1%	72.3%
General and administrative expenses as a percentage of revenues	84.3%	59.5%
Total operating expenses as a percentage of revenues	85.7%	60.44%

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

               Impairment of intangible assets. Impairment of intangible assets for the year ended December 31, 2009 and 2008 amounted to $0 and $2,553,417. During fiscal 2008, management determined that the acquired intangible was impaired due to the the departure of former CEO. In addition, we recognized an impairment loss due to the sum of expected undiscounted future cash flows is less than the carrying amount of the assets during that period.

               Interest Expense. For the year ended December 31, 2009, interest expense amounted to $17,815 as compared to $10,537 for the year ended December 31, 2008. The increase in interest expense is primarily attributable to higher notes payable and interest bearing liabilities in fiscal 2009.

NET INCOME (LOSS)

               Our net loss was $331,289 for the year ended December 31, 2009 as compared to net loss of $2,183,335 for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

               Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2009 and December 31, 2008:

	December 31,	December 31,	$	%
	2009	2008	Change	Change

Working capital	67,940	479,435	(411,495)	(85.8%)

Cash	200	141,163	(140,963)	(100.0%)
Accounts receivable, net	241,190	356,801	(115,611)	(32.4%)
Inventory	104,106	223,022	(118,916)	(53.3%)
Total current assets	358,986	729,984	(370,998)	(50.8%)
Property and equipment, net	255,130	186,056	69,074	37.1%
Total assets	614,536	916,460	(301,924)	(32.9%)

Accounts payable and accrued liabilities	258,388	142,339	116,049	81.5%
Notes payable-current	17,658	10,205	7,453	73.0%
Total current liabilities	291,046	250,549	40,497	16.2%
Notes payable-long term	168,939	171,015	(2,076)	(1.2%)
Total liabilities	459,985	421,564	38,421	9.1%
Accumulated deficit	(3,254,535)	(2,385,336)	(869,199)	36.4%
Stockholders’ equity	154,551	494,896	(340,345)	(68.8%)

               Net cash provided by operating activities was $124,265 for the year ended December 31, 2009 as compared to net cash provided by operating activities of $893,601 for the year ended December 31, 2008, a decrease of $769,336. For the year ended December 31, 2009, we had net loss of $331,289 and non-cash items such as depreciation expense of $201,531, bad debt of $463,727, stock based compensation of $2,173 offset by decreases from changes in assets and liabilities of $211,877. During the year ended December 31, 2009 we experienced an increase in accounts receivable of $348,116, an increase in prepaid expenses of $4,492, and an increase in accounts payable and accrued expenses of $21,815, which was offset by a decrease in inventory of $118,916. For the year ended December 31, 2008, we used cash to fund our net loss of $2,183,335 incremented by non-cash items such as depreciation expense of $390,022, bad debts of $648,788, impairment of intangible assets of $2,553,417, offset by changes in assets and liabilities of $569,116.

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

               At December 31, 2009 we had a working capital surplus of $67,940 and accumulated deficit of $(3,254,535).

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

	Year Ended December 31,

Category	2009	2008

Audit Fees (1)	$26,472	$1,572
Audit Related Fees (2)	14,750	—
Tax Fees (3)	—	2,500
All Other Fees (4)	—	—

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

Signature	Title	Date

Chief Executive Officer,
/s/ Hal Compton, Jr.	principal executive officer	February 11, 2011

Hal Compton, Jr.

Chief Financial Officer,
/s/ Mark B. Lucky	principal financial and	February 11, 2011

Mark B. Lucky	accounting officer

/s/ Hal Compton, Sr.	Director	February 11, 2011

Hal Compton, Sr.

/s/ Bill Marginson	Director	February 11, 2011

Bill Marginson

/s/ Barry McCook	Director	February 11, 2011

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

/s/ Sherb & Co., LLP

Certified Public Accountants

Boca Raton, Florida
March 24, 2010 (except to Note 13 which is as of January 20, 2011)

HASCO Medical, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2009 (Restated - See note 13)	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash	$200	$141,163
Accounts receivable, net	241,190	356,801
Inventory	104,106	223,022
Prepaid expenses	13,490	8,998

Total Current Assets	358,986	729,984

OTHER ASSETS:
Property and equipment, net	255,130	186,056
Deposits	420	420

Total Assets	$614,536	$916,460

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$258,388	$142,339
Notes payable, current portion	17,658	10,205
Income tax payable	—	82,250
Due to related party	—	7,005
Accrued interest payable	15,000	8,750

Total Current Liabilities	291,046	250,549

LONG-TERM LIABILITIES:
Notes Payable	18,939	21,015
Notes Payable - related party	150,000	150,000

Total Long-Term Liabilities	168,939	171,015

Total Liabilities	459,985	421,564

STOCKHOLDERS' EQUITY:

Preferred stock ($.001 par value; 3,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value; 1,000,000,000 shares authorized; 713,496,000 and 554,676,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively)	713,496	554,676
Additional paid in capital	2,695,590	2,325,556
Accumulated deficit	(3,254,535)	(2,385,336)

Total Stockholders' Equity	154,551	494,896

Total Liabilities and Stockholders' Equity	$614,536	$916,460

See accompanying notes to audited consolidated financial statements

HASCO Medical, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Year Ended December 31,

	2009	2008

Net revenues	$3,390,840	$4,575,680

Cost of sales	910,540	1,269,620

Gross profit	2,480,300	3,306,060

Operating expenses:
Marketing and selling	20,644	1,950
Depreciation	29,001	40,908
General and administrative	2,857,606	2,722,888

Total operating expenses	2,907,251	2,765,746

Income (loss) from operations	(426,951)	540,314

Other income (expenses):
Loss on disposal of assets	—	(53,825)
Impairment of intangible assets	—	(2,553,417)
Forgiveness of debt	8,750	—
Interest income	—	5,130
Interest expense	(17,815)	(10,537)

Total other expenses:	(9,065)	(2,612,649)

Loss before taxes	(436,016)	(2,072,335)

Income tax benefit (expense)	104,727	(111,000)

Net loss	$(331,289)	$(2,183,335)

Net loss per common shares:
Basic	$—	$—

Diluted	$—	$—

Weighted average common shares outstanding:
Basic	656,059,726	554,676,000

Diluted	656,059,726	554,676,000

See accompanying notes to audited consolidated financial statements

HASCO Medical, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

	Shares	Amount	Shares	Amount

Balance, December 31, 2007	—	$—	554,676,000	$554,676	$(553,676)	$1,022,542	$1,023,542

Reclass of S-Corporation retained earnings	—	—	—	—	325,814	(325,814)	—

Dividends paid	—	—	—	—	—	(898,729)	(898,729)

Push down accounting pursuant to acquisition of the Company	—	—	—	—	2,553,417	—	2,553,417

Net loss	—	—	—	—	—	(2,183,335)	(2,183,335)

Balance, December 31, 2008	—	—	554,676,000	554,676	2,325,555	(2,385,336)	494,895

Common stock issued in connection with reverse merger	—	—	87,500,000	87,500	367,862	(639,066)	(183,704)

Issuance of common stock for due to shareholder	—	—	71,320,000	71,320	—	101,156	172,476

Fair value of options issued to employees	—	—	—	—	2,173	—	2,173

Net loss	—	—	—	—	—	(331,289)	(331,289)

Balance, December 31, 2009	—	$—	713,496,000	$713,496	$2,695,590	$(3,254,535)	$154,551

See accompanying notes to audited consolidated financial statements

HASCO Medical, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended December 31,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(331,289)	$(2,183,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	201,531	390,022
Loss on disposal of fixed assets	—	53,825
Impairment of intangible assets	—	2,553,417
Bad debt expense	463,727	648,788
Fair value of options issued to employees	2,173	—
Changes in operating assets and liabilities
Accounts receivable	(348,116)	(612,024)
Inventory	118,916	(165,529)
Prepaid expenses	(4,492)	(8,997)
Other assets	—	(130)
Income tax payable	—	82,250
Accounts payable and accrued liabilities	28,820	126,564
Due to related party	(7,005)	8,750

Net cash provided by operating activities	124,265	893,601

Cash flows from investing activities:
Purchase of property and equipment	(248,846)	(306,958)

Net cash used in investing activities	(248,846)	(306,958)

Cash flows from financing activities:
Proceeds from notes payable - related party	—	150,000
Advance from related party	—	7,005
Payment of dividends	—	(898,729)
Repayments of notes payable	(16,382)	(18,125)

Net cash used in financing activities	(16,382)	(759,849)

Net decrease in cash	(140,963)	(173,206)

Cash, Beginning of year	141,163	314,369

Cash, End of year	$200	$141,163

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,519	$1,787

Cash paid during the year for taxes	$—	$28,750

Supplemental schedule of non-cash financing and investing activities:

Fair value of shares of common stock issued for due to shareholder	$172,476	$—

Vehicles acquired through financing	$21,759	31,221

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

Property and Equipment

Property and equipment including rental equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally one to three years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition of Southern Medical Mobility Inc.

In June 2008, the Company consummated a Stock Sale and Purchase Agreement (the "Purchase Agreement"), wherein an individual, Harold Compton, SR., acquired 100% of the outstanding share of stock in Southern Medical & Mobility, Inc. in exchange for cash in the amount of $3,200,000. Harold Compton, SR. acquired 100% of the outstanding stock from the former shareholder of Southern Medical & Mobility, Inc. and subsequently, Mr. Compton, Sr. transferred the title of the acquired stock to Hasco Holdings, LLC, a holding company owned by Mr. Compton Sr. and his family members.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the Company. The net purchase price, including acquisition costs paid by Mr. Compton, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $341,030)	$894,269
Property and equipment at net book value	268,144
Other assets	420
Intangible assets	2,553,417

Liabilities assumed	(516,250)
Net purchase price	$3,200,000

In December 2008, the former owner and CEO of the Company discontinued his employment with the Company. It was determined that when the former CEO left the Company that there was no future benefit to the acquired customer relationships/intangible assets as a result of his departure. The Company deemed the acquired intangible assets to be impaired and wrote-off the intangible assets in December 2008. In addition, the Company recognized an impairment loss due to the sum of expected undiscounted future cash flows is less than the carrying amount of the assets. Accordingly, for the year ended December 31, 2008, the Company recorded an impairment of intangible assets of $2,553,417 on the accompanying statement of operations.

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

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

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

NOTE 13 - RESTATEMENT

The Company has restated its consolidated financial statements as at and for the year ended December 31, 2009 to reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008.

The following table presents the adjustments to the consolidated financial statements:

Consolidated Balance Sheet data	As at December 31, 2009
	As Filed	Adjustments to Restate		Restated
Total Assets	614,536	—		614,536

Total Liabilities	459,985	—		459,985

Stockholders’ Equity
Additional paid in capital	142,173	2,553,417	(a)	2,695,590
Accumulated deficit	(701,118)	(2,553,417)	(b)	(3,254,535)
Total Stockholders’ Equity	154,551	—		154,551
Total Liabilities and Stockholders’ Equity	$614,536	$—		$614,536

(a)	To reflect push down accounting pursuant to the acquisition of Southern Medical & Mobility, Inc. in June 2008.
(b)	To reflect impairment of intangible asset in connection with the acquisition of Southern Medical & Mobility, Inc. in December 2008.