Form 10-Q/A
period 2010-03-31
HASCO Medical, Inc.
filed 2011-02-14
CIK 1131675

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

EXPLANATORY NOTE

Hasco Medical, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the U.S. Securities and Exchange Commission (the "SEC") on May 14, 2010 (the "Original Filing"). The Original Filing did not reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008. The intangible asset amounted to $2,553,417 and was expensed in fiscal year 2008. The amount was equivalent to the purchase price allocation in excess of the net book value at the time of the acquisition, which was attributed to the then-existing customer relationships. The impact on the consolidated financial statements is a reclassification in the equity section of the balance sheet which decrease retained earnings with a corresponding increase in additional paid in capital. There is no other change to the consolidated financial statements. The consolidated balance sheet was restated to reflect the adjustment for the acquisition of Southern Medical & Mobility, Inc. See Note 12 to the unaudited consolidated financial statements for details.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HASCO Medical, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2010 (Restated - See note 12)	December 31, 2009
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$13,445	$200
Accounts receivable, net	277,388	241,190
Inventory	99,184	104,106
Prepaid expenses	24,593	13,490

Total Current Assets	414,610	358,986

OTHER ASSETS:
Property and equipment, net	239,342	255,130
Deposits	420	420

Total Assets	$654,372	$614,536

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$405,610	$258,388
Notes payable, current portion	17,744	17,658
Accrued interest payable	18,750	15,000

Total Current Liabilities	442,104	291,046

LONG-TERM LIABILITIES:
Notes Payable	14,463	18,939
Note Payable - related party	150,000	150,000

Total Long-Term Liabilities	164,463	168,939

Total Liabilities	606,567	459,985

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 par value; 3,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value; 1,000,000,000 shares authorized; 733,553,142 and 713,496,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	733,553	713,496
Additional paid in capital	2,819,193	2,695,590
Accumulated deficit	(3,504,941)	(3,254,535)

Total Stockholders' Equity	47,805	154,551

Total Liabilities and Stockholders' Equity	$654,372	$614,536

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net revenues	$645,568	$902,175

Cost of sales	191,315	295,388

Gross profit	454,253	606,787

Operating expenses:
Marketing and selling	3,348	7,248
Depreciation	7,302	6,135
General and administrative	673,305	707,087

Total operating expenses	683,955	720,470

Loss from operations	(229,702)	(113,683)

Other income (expenses):
Forgiveness of debt	—	8,750
Interest expense	(4,858)	(4,064)

Total other (expenses) income	(4,858)	4,686

Loss before income taxes	(234,560)	(108,997)

Income tax benefit (expense)	(15,846)	92,500

Net loss	$(250,406)	$(16,497)

Net loss per common shares:
Basic	$—	$—
Diluted	$—	$—

Weighted average common shares outstanding:
Basic	721,425,524	554,676,000
Diluted	721,425,524	554,676,000

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 12 – RESTATEMENT

The Company has restated its consolidated financial statements as at and for the quarterly period ended March 31, 2010 to reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008.

The following table presents the adjustments to the consolidated financial statements:

Consolidated Balance Sheet data	As at March 31, 2010
	As Filed	Adjustments to Restate		Restated
Total Assets	654,372	—		654,372

Total Liabilities	606,567	—		606,567

Stockholders’ Equity
Additional paid in capital	265,776	2,553,417	(a)	2,819,193
Accumulated deficit	(951,524)	(2,553,417)	(b)	(3,504,941)
Total Stockholders’ Equity	47,805	—		47,805
Total Liabilities and Stockholders’ Equity	$654,372	$—		$654,372

(a)	To reflect push down accounting pursuant to the acquisition of Southern Medical & Mobility, Inc. in June 2008.
(b)	To reflect impairment of intangible asset in connection with the acquisition of Southern Medical & Mobility, Inc. in December 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2010 and December 31, 2009:

	March 31,	December 31,	$	%
	2010	2009	Change	Change
Working capital surplus (deficit)	(27,494)	67,940	(95,434)	(140.5%)

Cash	13,445	200	13,245	6,622.5%
Accounts receivable, net	277,388	241,190	36,198	15%
Inventory	99,184	104,106	(4,922)	(4.8%)
Total current assets	399,606	358,986	40,620	11.3%
Property and equipment, net	239,342	255,130	(15,788)	(6.2%)
Total assets	654,372	614,536	39,836	6.5%

Accounts payable and accrued liabilities	405,610	258,388	147,222	57.0%
Notes payable-current	17,744	17,658	86	0.5%
Total current liabilities	442,104	291,046	151,058	51.9%
Notes payable-long term	164,463	168,939	(4,476)	(2.7%)
Total liabilities	606,567	459,985	146,582	31.9%
Accumulated deficit	(3,504,941)	(3,254,535)	(250,406)	7.7%
Stockholders’ equity	47,805	154,551	(106,746)	(69.1%)

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

At March 31, 2010 we had a working capital deficit of $27,494 and accumulated deficit of $(3,504,941).

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