Form 10-Q/A
period 2010-06-30
HASCO Medical, Inc.
filed 2011-02-14
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Hasco Medical, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the U.S. Securities and Exchange Commission (the "SEC") on August 16, 2010 (the "Original Filing"). The Original Filing did not reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008. The intangible asset amounted to $2,553,417 and was expensed in fiscal year 2008. The amount was equivalent to the purchase price allocation in excess of the net book value at the time of the acquisition, which was attributed to the then-existing customer relationships. The impact on the consolidated financial statements is a reclassification in the equity section of the balance sheet which decrease retained earnings with a corresponding increase in additional paid in capital. There is no other change to the consolidated financial statements. The consolidated balance sheet was restated to reflect the adjustment for the acquisition of Southern Medical & Mobility, Inc. See Note 14 to the unaudited consolidated financial statements for details.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HASCO Medical, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2010 (Restated - See note 14)	December 31, 2009
	(Unaudited)	(1)

ASSETS
CURRENT ASSETS:
Cash	$22,682	$200
Accounts receivable, net	221,649	241,190
Inventory	99,870	104,106
Prepaid expenses and other current asset	5,340	13,490

Total Current Assets	349,541	358,986

OTHER ASSETS:
Property and equipment, net	206,073	255,130
Deposits	420	420

Total Assets	$556,034	$614,536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$472,608	$258,388
8% Convertible promissory note, net of debt discount	25,000	—
Notes payable, current portion	19,332	17,658
Loan payable - related party	50,000	—
Accrued interest payable	22,599	15,000

Total Current Liabilities	589,539	291,046

LONG-TERM LIABILITIES:
Notes Payable	8,465	18,939
Note Payable - related party	150,000	150,000

Total Long-Term Liabilities	158,465	168,939

Total Liabilities	748,004	459,985

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock ($.001 par value; 3,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value; 1,000,000,000 shares authorized; 733,569,809 and 713,496,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	733,570	713,496
Additional paid in capital	2,849,436	2,695,590
Accumulated deficit	(3,774,976)	(3,254,535)

Total Stockholders' Equity (Deficit)	(191,970)	154,551

Total Liabilities and Stockholders' Equity (Deficit)	$556,034	$614,536

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

NOTE 13 – SUBSEQUENT EVENTS

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

NOTE 14 – RESTATEMENT

The Company has restated its consolidated financial statements as at and for the quarterly period ended June 30, 2010 to reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008.

The following table presents the adjustments to the consolidated financial statements:

Consolidated Balance Sheet data	As at June 30, 2010
	As Filed	Adjustments to Restate		Restated
Total Assets	556,034	—		556,034

Total Liabilities	748,004	—		748,004

Stockholders’ Equity
Additional paid in capital	296,019	2,553,417	(a)	2,849,436
Accumulated deficit	(1,221,559)	(2,553,417)	(b)	(3,774,976)
Total Stockholders’ Equity	(191,970)	—		(191,970)
Total Liabilities and Stockholders’ Equity	$556,034	$—		$556,034

(a)	To reflect push down accounting pursuant to the acquisition of Southern Medical & Mobility, Inc. in June 2008.
(b)	To reflect impairment of intangible asset in connection with the acquisition of Southern Medical & Mobility, Inc. in December 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2010 and December 31, 2009:

	June 30,	December 31,	$	%
	2010	2009	Change	Change
Working capital surplus (deficit)	(239,998)	67,940	(307,938)	(453.3%)

Cash	22,682	200	22,482	11,241%
Accounts receivable, net	221,649	241,190	(19,541)	(8.1%)
Inventory	99,870	104,106	(4,236)	(4.1%)
Total current assets	349,541	358,986	(9,445)	(2.6%)
Property and equipment, net	206,073	255,130	(49,057)	(19.2%)
Total assets	556,034	614,536	(58,502)	(9.5%)

Accounts payable and accrued liabilities	472,608	258,388	214,220	82.9%
8% Convertible promissory note, net of debt discount	25,000	—	25,000	100%
Notes payable-current	19,332	17,658	1,674	9.5%
Loan payable – related party	50,000	—	50,000	100%
Total current liabilities	589,539	291,046	298,493	102.6%
Notes payable-long term	158,465	168,939	(10,474)	(6.2%)
Total liabilities	748,004	459,985	288,019	62.6%
Accumulated deficit	(3,774,976)	(3,254,535)	(520,441)	16.0%
Stockholders’ equity (deficit)	(191,970)	154,551	(346,521)	(224.2%)

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

At June 30, 2010 we had a working capital deficit of $239,998 and accumulated deficit of $(3,774,976).

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