Form 10-Q/A
period 2010-09-30
HASCO Medical, Inc.
filed 2011-02-14
CIK 1131675

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

EXPLANATORY NOTE

Hasco Medical, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the U.S. Securities and Exchange Commission (the "SEC") on November 15, 2010 (the "Original Filing"). The Original Filing did not reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008. The intangible asset amounted to $2,553,417 and was expensed in fiscal year 2008. The amount was equivalent to the purchase price allocation in excess of the net book value at the time of the acquisition, which was attributed to the then-existing customer relationships. The impact on the consolidated financial statements is a reclassification in the equity section of the balance sheet which decrease retained earnings with a corresponding increase in additional paid in capital. There is no other change to the consolidated financial statements. The consolidated balance sheet was restated to reflect the adjustment for the acquisition of Southern Medical & Mobility, Inc. See Note 12 to the unaudited consolidated financial statements for details.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HASCO Medical, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2010 (Restated - See note 12)	December 31, 2009
	(Unaudited)	(1)

ASSETS
CURRENT ASSETS:
Cash	$43,323	$200
Accounts receivable, net	216,534	241,190
Inventory	92,893	104,106
Prepaid expenses and other current asset	15,208	13,490

Total Current Assets	367,958	358,986

OTHER ASSETS:
Property and equipment, net	181,395	255,130
Deposits	420	420

Total Assets	$549,773	$614,536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$476,906	$258,388
Notes payable, current portion	17,917	17,658
Accrued interest payable	26,250	15,000

Total Current Liabilities	521,073	291,046

LONG-TERM LIABILITIES:
Notes Payable	5,455	18,939
Note Payable - related party	150,000	150,000

Total Long-Term Liabilities	155,455	168,939

Total Liabilities	676,528	459,985

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock ($.001 par value; 3,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value; 1,000,000,000 shares authorized; 744,486,909 and 713,496,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	744,487	713,496
Additional paid in capital	3,177,292	2,695,590
Accumulated deficit	(4,048,534)	(3,254,535)

Total Stockholders' Equity (Deficit)	(126,755)	154,551

Total Liabilities and Stockholders' Equity (Deficit)	$549,773	$614,536

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

NOTE 12 – RESTATEMENT

The Company has restated its consolidated financial statements as at and for the quarterly period ended September 30, 2010 to reflect the impact of transactions that occurred in fiscal 2008 related to the recording of an intangible asset that was created as a part of the purchase price allocation at the time of the acquisition of Southern Medical & Mobility, Inc., in June 2008, and the subsequent write off of the intangible asset in December 2008.

The following table presents the adjustments to the consolidated financial statements:

Consolidated Balance Sheet data	As at September 30, 2010
	As Filed	Adjustments to Restate		Restated
Total Assets	549,773	—		549,773

Total Liabilities	676,528	—		676,528

Stockholders’ Equity
Additional paid in capital	623,875	2,553,417	(a)	3,177,292
Accumulated deficit	(1,495,117)	(2,553,417)	(b)	(4,048,534)
Total Stockholders’ Equity	(126,755)	—		(126,755)
Total Liabilities and Stockholders’ Equity	$549,773	$—		$549,773

(a)	To reflect push down accounting pursuant to the acquisition of Southern Medical & Mobility, Inc. in June 2008.
(b)	To reflect impairment of intangible asset in connection with the acquisition of Southern Medical & Mobility, Inc. in December 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between September 30, 2010 and December 31, 2009:

	September 30,	December 31,	$	%
	2010	2009	Change	Change
Working capital surplus (deficit)	(153,115)	67,940	(221,055)	(325.4%)

Cash	43,323	200	43,123	21,561.5%
Accounts receivable, net	216,534	241,190	(24,656)	(10.2%)
Inventory	92,893	104,106	(11,213)	(10.8%)
Total current assets	367,958	358,986	8,972	2.5%
Property and equipment, net	181,395	255,130	(73,735)	(28.9%)
Total assets	549,773	614,536	(64,763)	(10.5%)

Accounts payable and accrued liabilities	476,906	258,388	218,518	84.6%
Notes payable-current	17,917	17,658	259	1.5%
Total current liabilities	521,073	291,046	230,027	79.0%
Notes payable-long term	155,455	168,939	(13,484)	(8.0%)
Total liabilities	676,528	459,985	216,543	47.1%
Accumulated deficit	(4,048,534)	(3,254,535)	(793,999)	24.4%
Stockholders’ equity (deficit)	(126,755)	154,551	(281,306)	(182%)

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

At September 30, 2010 we had a working capital deficit of $153,115 and accumulated deficit of $(4,048,534).

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