Form 10-K/A
period 2009-12-31
HASCO Medical, Inc.
filed 2011-03-17
CIK 1131675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

Hasco Medical, Inc. (the “Company”)  is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on February 14, 2011. This Form 10-K/A amends the 2009 Form 10-K by (i) revising the impairment of intangible assets during fiscal 2008 as an element of operations instead of as an element of other expense; and (ii) revising our disclosure in Part I, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) regarding the comparative discussion of our net revenues. The impact on the consolidated financial statements is a reclassification in the operating expense section of the statements of operations which decreased other expense with a corresponding increase in operating expense. There is no other change to the consolidated financial statements.

Except as described above, no other changes have been made to the 2009 Form 10-K, and this Amendment No. 2 does not otherwise amend, update or change the financial statements or disclosures in the 2009 Form 10-K.

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2009 and 2008:

The following table provides an overview of certain key factors of our results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

	Years ended December 31,

	2009	2008

Net Revenues	$3,390,840	$4,575,680
Cost of sales	910,540	1,269,620
Operating Expenses:
Marketing and selling	20,644	1,950
Depreciation and amortization	29,001	40,908
Impairment of intangible assets	—	2,553,417
General and administrative	2,857,606	2,722,888
Total operating expenses	2,907,251	5,319,163
Income (loss) from operations	(426,951)	(2,013,103)
Total other income (expense)	(9,065)	(59,232)
Income tax benefit (expense)	104,727	(111,000)
Net income (loss)	$(331,289)	$(2,183,335)

Other Key Indicators:

	Years ended December 31,

	2009	2008

Cost of sales as a percentage of revenues	26.9%	27.7%
Gross profit margin	73.1%	72.3%
General and administrative expenses as a percentage of revenues	84.3%	59.5%
Total operating expenses as a percentage of revenues	85.7%	116.2%

Years ended December 31, 2009 and 2008

Net Revenues

               For the year ended December 31, 2009, we reported revenues of $3,390,840 as compared to revenues of $4,575,680 for the year ended December 31, 2008, a decrease of $1,184,840 or approximately 26%. The decrease is primarily due to the impact of the 9.5% MIPPA reduction, lower reimbursement rates from third party payors and lower hospital census levels. Additionally, the decrease in revenues is also primarily attributable to the departure of the former owner and CEO of Southern Medical Mobility Inc., our wholly owned subsidiary, in December 2008. The former CEO did have a history of personal relationships with our referral sources, and his departure had a direct and immediate impact on our business.

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

Total Operating Expenses

               Our total operating expenses decreased approximately 45.3% to $2,907,251 for the year ended December 31, 2009 as compared to $5,319,163 for the year ended December 31, 2008. These changes include:

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

•          Impairment of intangible assets. Impairment of intangible assets for the year ended December 31, 2009 and 2008 amounted to $0 and $2,553,417. During fiscal 2008, management determined that the acquired intangible was impaired due to the departure of former CEO. In addition, we recognized an impairment loss due to the sum of expected undiscounted future cash flows is less than the carrying amount of the assets during that period.

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

INCOME (LOSS) FROM OPERATIONS

               We reported loss from operations of $(426,951) for the year ended December 31, 2009 as compared to $(2,013,103) for the year ended December 31, 2008, a decrease of $1,586,152 or approximately 79%.

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

HASCO MEDICAL, INC.

March 17, 2011	By:/s/ Hal Compton, Jr.
Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer,
/s/ Hal Compton, Jr.	principal executive officer	March 17, 2011

Hal Compton, Jr.

Chief Financial Officer,
/s/ Mark B. Lucky	principal financial and	March 17, 2011

Mark B. Lucky	accounting officer

/s/ Hal Compton, Sr.	Director	March 17, 2011

Hal Compton, Sr.

/s/ Bill Marginson	Director	March 17, 2011

Bill Marginson

/s/ Barry McCook	Director	March 17, 2011

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

See accompanying notes to audited consolidated financial statements

HASCO Medical, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Year Ended December 31,

	2009	2008

Net revenues	$3,390,840	$4,575,680

Cost of sales	910,540	1,269,620

Gross profit	2,480,300	3,306,060

Operating expenses:
Marketing and selling	20,644	1,950
Depreciation	29,001	40,908
Impairment of intangible assets	—	2,553,417
General and administrative	2,857,606	2,722,888

Total operating expenses	2,907,251	5,319,163

Income (loss) from operations	(426,951)	(2,013,103)

Other income (expenses):
Loss on disposal of assets	—	(53,825)
Forgiveness of debt	8,750	—
Interest income	—	5,130
Interest expense	(17,815)	(10,537)

Total other expenses:	(9,065)	(59,232)

Loss before taxes	(436,016)	(2,072,335)

Income tax benefit (expense)	104,727	(111,000)

Net loss	$(331,289)	$(2,183,335)

Net loss per common shares:
Basic	$—	$—

Diluted	$—	$—

Weighted average common shares outstanding:
Basic	656,059,726	554,676,000

Diluted	656,059,726	554,676,000

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded an impairment of intangibles of $0 and $2,553,417 included in the accompanying statement of operations for the years ended December 31, 2009 and 2008, respectively.

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

NOTE 13 - RESTATEMENT

The Company has restated its consolidated financial statements as at and for the year ended December 31, 2008 to reflect the impact of transactions that occurred in fiscal 2008 related to the impairment of an intangible asset. The Company reclassified the impairment of intangible assets as an element of operations instead of as an element of other expenses.

The following table presents the adjustments to the consolidated financial statements:

Statement of Income Data	For the Year Ended December 31, 2008
	As Filed	Adjustments to Restate	Restated
Operating expenses	$(2,765,746)	$(2,553,417)	$(5,319,163)
Other income (expense)	$(2,612,649)	$2,553,417	$(59,232)
Net income (loss)	$(2,183,335)	$—	$(2,183,335)