Form 10-K
period 2010-12-31
HASCO Medical, Inc.
filed 2011-03-30
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

[  ] Yes    [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes    [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[√] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes    [  ] No

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes    [√] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,667,146 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 757,586,909 shares of common stock are issued and outstanding as of March 31, 2011.

ii

HASCO MEDICAL, INC.

FORM 10-K

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

OTHER PERTINENT INFORMATION

When used in this annual report, the terms "HASCO," " we," "our," and "us" refers to Hasco Medical, Inc., a Florida corporation, and our subsidiary.

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

On January 12, 2009 HASCO Holdings, LLC acquired 65,324,000 shares of the Company’s common stock for total consideration of $150,000. HASCO Holdings, LLC thereby purchased beneficial ownership of 75% of the outstanding shares of common stock of the Company from two of its shareholders.

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

Home Medical Equipment and Medical Supplies. The Company provides a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, power chairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales of home medical equipment and medical supplies accounted for 66% and 65% of the Company’s revenues in 2010 and 2009, respectively.

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

Business Strategy

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

Net patient accounts receivable at December 31, 2010 was $254,362, compared to net patient accounts receivable of $241,190 at December 31, 2009.

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

	Year Ended December 31,
Payors	2010	2009
Medicare and Medicaid programs	26%	36%
Private insurance	60	43
Direct payment	14	21

	100%	100%

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

	2010	2009
DSO	89 days	79 days

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

The Company’s sales and marketing focus for 2010 and beyond includes: (i) increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; and (iii) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow revenues will be critical to the Company’s success. Management will continue to review and monitor progress with its sales and marketing efforts.

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

Employees

As of December 31, 2010, we had 25 employees. None of our employees are covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

ITEM 1A.	RISK FACTORS

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

In fiscal 2010, 26% percent of our total net revenues were generated from Medicare and Medicaid and Local Government programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates. For example, Congress currently has under discussion a number of healthcare reform measures, some of which include reimbursement changes to home health and hospice that can, if enacted, negatively impact HASCO and other providers. The legislative environment is presently very fluid, and the Company is monitoring the situation closely.

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

The implementation of an acquisition strategy entails certain risks, including inaccurate assessment of disclosed liabilities, the existence of undisclosed liabilities, regulatory compliance issues associated with the acquired business, entry into markets in which we may have limited or no experience, diversion of management’s attention and human resources from our underlying business, difficulties in integrating the operations of an acquired business or in realizing anticipated efficiencies and cost savings, failure to retain key management or operating personnel of the acquired business, and an increase in indebtedness and a limitation in the ability to access additional capital on favorable terms. The successful integration of an acquired business may be dependent on the size of the acquired business, condition of the customer billing records, and complexity of system conversions and execution of the integration plan by local management. If we do not successfully integrate the acquired business, the acquisition could fail to achieve its expected revenue contribution or there could be delays in the billing and collection of claims for services rendered to customers, who may have a material adverse effect on our financial position and operating results.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board under the symbol “HASC.OB”

The following sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the OTC Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ended December 31, 2010	High	Low
First Quarter	$N/A	$N/A
Second Quarter	0.20	0.05
Third Quarter	0.10	0.02
Fourth Quarter	0.03	0.02
Year Ended December 31, 2009
First Quarter	$0.0006	$0.0006
Second Quarter	0.007	0.007
Third Quarter	0.007	0.007
Fourth Quarter	N/A	N/A

Holders

As of March 31, 2011, we had 72 stockholders of record of our common stock. Such numbers of record stockholders was derived from the records maintained by our transfer agent, Olde Monmouth Stock Transfer Company, Inc.

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

Recent Sales of Unregistered Securities

In December 2010, we issued 1,250,000 shares of common stock to our director for net proceeds of approximately $25,000.

In December 2010, we issued 700,000 shares of common stock to HASCO Holdings, LLC for net proceeds of approximately $14,000.

In January 2011, we issued 2,000,000 shares of our common stock to an unrelated party.

In February 2011, we issued 150,000 shares in connection with a private placement agent agreement. Under the terms of the agreement, the Company paid the firm an upfront retainer of 150,000 shares of our common stock as compensation for services.

In March 2011, we issued 9,000,000 shares in connection with the payment of accrued management fee from July 2010 to December 2010 of $180,000 to HASCO Holdings, LLC.

All of the foregoing issuances were made to accredited investors and accordingly these issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for the fiscal years ended December 31, 2010 and 2009 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended December 31, 2010 and notes thereto contained in this report as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company’s operating results and financial condition.

Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Recent legislation, each of which has been signed into law, including the Patient Protection and Affordable Care Act (“PPACA”), Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA caps the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time title of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. With the passage of MIPPA, transfer of title of oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive acquisition program for HME and implemented quality standards and accreditation requirements for HME suppliers. PPACA was signed into law on March 23, 2010. Together with the Health Care and Education Reconciliation Act of 2010 (signed into law on March 30, 2010) which amended the statute, PPACA is a comprehensive health care law that is intended to expand access to health insurance, reform the health insurance market to provide additional consumer protections, and improve the health care delivery system to reduce costs and produce better outcomes through a combination of cost controls, subsidies and mandates. These legislative provisions, as currently in effect and when fully implemented, have had and will have a material adverse effect on our business, financial condition, operating results and cash flows. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

(1)  Competitive Bidding Program for HME. On April 2, 2007, CMS issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. Round one of the competitive bidding program began on July 1, 2008 in ten high-population competitive bidding areas (CBAs). On July 15, 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding. As a result of the delay, CMS cancelled all contract awards retroactively to June 30, 2008. In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates are now in effect in the nine markets only, as of January 1, 2011.  CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective as of January 1, 2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. The PPACA legislation requires CMS to expand competitive bidding further to all geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016. We will continue to monitor developments regarding the implementation of the competitive bidding program. While we cannot predict the outcome of the competitive bidding program on our business when fully implemented nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, it is likely that the program will materially adversely affect our financial position and operating results.

On July 15, 2008, Congress enacted the MIPPA legislation which reduced Medicare payment rates nationwide for certain DME items, including oxygen equipment, by 9.5% beginning in 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3% in 2009, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our revenues in 2010. The stationary oxygen payment rate for 2011 has been established by CMS at $173.31 per month, an increase of 0.1%.

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

On January 2, 2009, CMS published its final rule on surety bond requirements for DMEPOS suppliers, effective March 3, 2009. The amount of the surety bond has been set at $50,000 and must be obtained for each National Provider Identifier (NPI) number subject to Medicare billing privileges. We are required to have our own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. DMEPOS suppliers already enrolled in Medicare must obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership will be subject to the provisions of the new rule on May 4, 2009. We obtained a surety bond on October 2, 2009 and still currently maintaining such surety bond.

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

Results of Operations

The following table provides an overview of certain key factors of our results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

	Years ended December 31,
	2010	2009
Net Revenues	$2,157,530	$3,308,544
Cost of sales	766,821	910,540
Operating Expenses:
Marketing and selling	17,177	20,644
Depreciation and amortization	29,208	29,001
General and administrative	2,344,521	2,775,310
Total operating expenses	2,390,906	2,824,955
Loss from operations	(984,351)	(426,951)
Total other expense	(69,951)	(9,065)
Income tax benefit (expense)	(15,846)	104,727
Net loss	$(1,070,148)	$(331,289)

Other Key Indicators:

	Years ended December 31,
	2010	2009
Cost of sales as a percentage of revenues	35.5%	27.5%
Gross profit margin	64.5%	72.5%
General and administrative expenses as a percentage of revenues	107.9%	83.9%
Total operating expenses as a percentage of revenues	110.1%	85.4%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Years ended December 31,
	2010	2009
Product Sales	$1,425,039	$2,150,655
Rental Revenue	732,491	1,157,889
Total Net Revenues:	$2,157,530	$3,308,544

	Years ended December 31,
Gross profit as a Percentage of Net Revenues	2010	2009
Product sales	37%	43%
Rental Revenue	27%	30%

Year ended December 31, 2010 and 2009

Net Revenues

For the year ended December 31, 2010, we reported revenues of $2,157,530 as compared to revenues of $3,308,544 for the year ended December 31, 2009, a decrease of $1,151,014 or approximately 34.8%. Product sales for the year ended December 31, 2010 decreased by $725,616, or approximately 34% as compared to the year ended December 31, 2009. Rental revenue for the year ended December 31, 2010 decreased by $425,398 or 36.7% approximately as compared to the year ended December 31, 2009. The overall decrease of product sales and rental revenue is due to the impact of the 9.5% Medicare Improvement for Patients and Providers Act of 2008 (MIPPA) reduction, lower reimbursement rates from third party payors and lower hospital, hospice and nursing home census levels.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the year ended December 31, 2010, cost of sales was $766,821, or approximately 35.5% of revenues, compared to $910,540, or approximately 27.5% of revenues, for the year ended December 31, 2009. During the year ended December 31, 2010, cost of sales decreased due to decreased revenues as compared to the year ended December 31, 2009. During the year ended December 31, 2010, cost of sales as a percentage of net revenues increased due to decreased rental revenues as compared to the year ended December 31, 2009.

Gross Profit

During the year ended December 31, 2010, our gross profit for our product sales as a percentage of net revenues decreased by approximately 6% as compared to the year ended December 31, 2009 as a result of the decrease in product sales.

During the year ended December 31, 2010, our gross profit for our rental revenue as a percentage of net revenues decreased by approximately 3% as compared to the year ended December 31, 2009. The decrease in gross profit of rental revenue is primarily attributable to the decrease in rental revenues during 2010.

Total Operating Expenses

Our total operating expenses decreased approximately 15.9% to $2,390,906 for the year ended December 31, 2010 as compared to $2,824,955 for the year ended December 31, 2009. These changes include:

•           Marketing and Selling. For the year ended December 31, 2010, marketing and selling costs were $17,177 as compared to $20,644 for the year ended December 31, 2009, a decrease of $3,467 as a result of cost cutting measures.

•           Depreciation and amortization expense. For the year ended December 31, 2010, depreciation expense amounted to $29,208 as compared to $29,001 for the year ended December 31, 2009, a slight increase of $207.

•           General and administrative expense. For the year ended December 31, 2010, general and administrative expenses were $2,344,521 as compared to $2,775,310 for the year ended December 31, 2009, a decrease of $430,789. For the year ended December 31, 2010 and 2009 general and administrative expenses consisted of the following:

	Year Ended December 31, Fiscal Q1
	2010	2009
Rent	$68,233	$82,274
Employee compensation	1,404,626	1,609,201
Professional fees	162,813	136,002
Internet/Phone	36,154	29,350
Travel/Entertainment	45,921	78,144
Bad debt expense	57,328	381,431
Insurance	51,695	57,277
Management fee	360,000	201,655
Other general and administrative	157,751	199,976
	$2,344,521	$2,775,310

•

For the year ended December 31, 2010, Rent expense decreased by $14,041. During the 2009 period, we paid rent for temporary rental apartment for one of our employees. We discontinued renting such temporary rental apartment beginning in January 2010.

•

For the year ended December 31, 2010, employee compensation, related taxes and stock-based compensation expenses decreased to $1,404,626 as compared to $1,609,201. The decrease was due to a decrease in number of employees and commission expense as compared to the 2009 period.

•

For the year ended December 31, 2010, professional fees increased to $162,813 as compared to $136,002, an increase of $26,811 or 19.7%. The increase is primarily related to increase in accounting fees.

•	For the year ended December 31, 2010, internet/telephone expense increased to $36,154 as compared to $29,350, an increase of $6,804 or 23%.

•	For the year ended December 31, 2010, travel and entertainment expense decreased to $45,921 as compared to $78,144. Travel and entertainment expense decreased as a result of cost cutting measures.

•

For the year ended December 31, 2010 bad debt expense amounted to $57,328 as compared to $381,431 for the year ended December 31, 2009, a decrease of $324,103 or 85%. The decrease was due to decreased write offs as a result of the decline in revenues.

•	For the year ended December 31, 2010 insurance expense increased to $51,695 as compared to $57,277 for the year ended December 31, 2009, a slight decrease of $5,582, or 10%.

•

For the year ended December 31, 2010 Management fee expense increased to $360,000 as compared to $201,655 for the year ended December 31, 2009. The increase in management fee was primarily attributable to the provisions of the amended management agreement entered into in June 2009, whereby HASCO Holdings, LLC waived the management fees from June 2009 to September 2009 due to the fact that our cash balance fell below $50,000 as defined in the amended agreement.

•

For the year ended December 31, 2010 other general and administrative expense decreased to $157,751 as compared to $199,976 for the year ended December 31, 2009. The decrease is primarily attributable to decrease in office expense, office supplies and automobile expense by the Company as a result of cost cutting measures.

LOSS FROM OPERATIONS

We reported loss from operations of $1,000,197 for the year ended December 31, 2010 as compared to $426,951 for the year ended December 31, 2009.

OTHER EXPENSES

Interest Expense. For the year ended December 31, 2010, interest expense amounted to $69,951 as compared to $17,815 for the year ended December 31, 2009, an increase of $52,136. The increase is primarily attributable to the amortization of debt discount and debt issuance cost of $25,000 and $3,000, respectively, in connection with the convertible promissory note issued in June 2010. In addition, we paid prepayment penalty fee of approximately $20,000 upon satisfaction of this convertible promissory note in August 2010.

NET LOSS

Our net loss was $1,070,148 for the year ended December 31, 2010 compared to a net loss $331,289 for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009	$ Change	% Change
Working capital surplus (deficit)	$(356,324)	$67,940	$(424,264)	(624.5%)

Cash	423	200	223	11.5%
Accounts receivable, net	254,362	241,190	13,172	5.5%
Inventory	76,356	104,106	(27,750)	(26.7%)
Total current assets	349,986	358,986	(9,000)	(2.5%)
Property and equipment, net	147,769	255,130	(107,361)	(42.1%)
Total assets	498,175	614,536	(116,361)	(18.9%)

Overdraft liability	46,023	—	46,023	100%
Accounts payable and accrued liabilities	612,282	258,388	353,894	137.0%
Notes payable-current	18,005	17,658	347	2.0%
Total current liabilities	706,310	291,046	415,264	142.7%
Notes payable-long term	152,509	168,939	(16,430)	(9.7%)
Total liabilities	858,819	459,985	398,834	86.7%
Accumulated deficit	(4,324,683)	(3,254,535)	(1,070,148)	32.9%
Stockholders’ equity (deficit)	$(360,644)	$154,551	$(515,195)	(333.3%)

Net cash used in operating activities was $222,939 for the year ended December 31, 2010 as compared to net cash provided by operating activities of $124,265 for the year ended December 31, 2009. For the year ended December 31, 2010, we had net loss of $1,070,148 offset by non-cash items such as depreciation expense of $173,652, bad debt of $57,328, stock-based compensation of $237,440, amortization of debt discount of $25,000, amortization of debt issuance cost of $3,000 and increases from changes in assets and liabilities of $350,789. During the year ended December 31, 2010 we experienced an increase in accounts receivable of $70,500, a decrease in inventory of $27,750, an increase in prepaid expenses of $5,355, and an increase in accounts payable and accrued liabilities of $398,894. Net cash provided by operating activities was $124,265 for the year ended December 31, 2009. For the year ended December 31, 2009, we had net loss of $331,289 and non-cash items such as depreciation expense of $201,531, bad debt of $381,431, stock based compensation of $2,173, forgiveness of debt of $8,750 offset by decreases from changes in assets and liabilities of $120,831. During the year ended December 31, 2009 we experienced an increase in accounts receivable of $265,820, an increase in prepaid expenses of $4,492, and an increase in accounts payable and accrued expenses of $37,570, which was offset by a decrease in inventory of $118,916.

Net cash used in investing activities for the year ended December 31, 2010 was $66,291 as compared to net cash used in investing activities of $248,846 for the year ended December 31, 2009. During the year ended December 31, 2010 and 2009, we used cash for property and equipment purchases.

Net cash provided by financing activities for the year ended December 31, 2010 was $289,453 as compared to net cash used in financing activities of $16,382 for the year ended December 31, 2009. For the year ended December 31, 2010, net cash provided by financing activities consist of proceeds from sale of common stock of $142,000 and proceeds from issuance of debts of $170,513 offset by payment of debt issuance cost $3,000 and payments on notes payable of $66,083. For the year ended December 31, 2009, net cash used in financing activities included payments on notes payable of $16,382.

At December 31, 2010 we had a working capital deficit of $356,324 and accumulated deficit of $(4,324,683).

As we attempt to expand and develop our operations, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditures and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require an expansion of operations to generate revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2010.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Lease	$165,000	$66,000	$66,000	$33,000	$—
Notes payable	20,514	18,005	2,509	—	—
Notes payable – related party	150,000	—	150,000	—	—
Total Contractual Obligations:	$335,514	$84,005	$218,509	$33,000	$—

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2010, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal audit functions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified significant deficiency related to (i) our internal audit functions and  (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2010.

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

We believe that the foregoing steps identified above will remediate the significant deficiency, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of these significant deficiencies in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31,  2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our executive officers and directors:

Name	Age	Position
Hal Compton, Sr.	63	Chairman of the Board
Hal Compton, Jr.	38	Chief Executive Officer and Director
Mark B. Lucky	52	Chief Financial Officer and Director
Bill Marginson*	64	Director
Barry McCook*	63	Director

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

Family Relationships

Harold Compton Sr. and Harold Compton Jr. are father and son.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2010, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

Code of Ethics Policy

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge by written request to 1416 West I-65 Service Road S., Mobile, AL, 36693.

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

•

The committee may delegate authority to subcommittees, including the authority to pre-approve all auditing and permitted non-audit services, provided that such decisions are presented to the full committee at its next scheduled meeting.

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010. The value attributable to any option awards is computed in accordance with ASC Topic 718.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Hal Compton Jr. (1)	2010	185,000	—	—	—	—	—	12,588	$197,588
	2009	185,000	—	—	6,400	—	—	11,700	$203,100
Mark Lucky (2)	2010	10,650	—	—	—	—	—	—	$10,650
	2009	63,400	—	—	6,400	—	—	—	$69,800
Alfredo Ollivierre (3)	2010	120,000	—	—	—	—	—	4,860	$124,860
	2009	126,615	—	—	6,400	—	—	4,500	$137,515

(1)

Hal Compton Jr. has served as our CEO since May 2009. During 2009, in addition to his salary, his compensation included options awards to purchase a total of 1,000,000 shares of our common stock at an exercise price of $.007 per share which were valued at $6,400. Other compensation for fiscal 2010 and 2009 included $12,588 and $11,700, respectively for payment of health, dental and life insurance.

(2)

Mark Lucky has served as our CFO since May 2009. During 2009, in addition to his salary, his compensation included options awards to purchase a total of 1,000,000 shares of our common stock at an exercise price of $.007 per share which were valued at $6,400.

(3)

Alfredo Ollivierre has served as our COO since May 2009. During 2009, in addition to his salary, his compensation included options awards to purchase a total of 1,000,000 shares of our common stock at an exercise price of $.007 per share which were valued at $6,400. Other compensation for fiscal 2010 and 2009 included $4,860 and $4,500, respectively for payment of health, dental and life insurance.

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

We believe that the salaries paid to our executive officers during 2010 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our company.  Salary is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

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

Pension Benefits

There were no pension benefit plans in effect in 2010.

Nonqualified defined contribution and other nonqualified deferred compensation plans

There were no non-qualified defined contribution or other nonqualified deferred compensation plans in effect in 2010.

Employment Agreements

At this time there are no agreements in place.

Director Compensation

Our Board of Directors is comprised of Hal Compton, Sr., Hal Compton, Jr.,  Bill Marginson and Barry McCook. Hal Compton, Jr. does not receive any compensation specifically for his Board services. Except for the options granted in fiscal year 2009, we have not had compensation arrangements in place for members of our Board of Directors and have not finalized any plan to compensate directors in the future for their services as directors. We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board and determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 31, 2011 we had 757,586,909 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2011 by:

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

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Share Exchange (1)	Percent of Class

HASCO Holdings, LLC		646,557,142	85.3%
Hal Compton, Sr. (2)	Chairman of the Board	227,336,147	30%
Scott Compton (2)		216,519,047	28.6%
Hal Compton, Jr. (2)	Chief Executive Officer	216,519,047	28.6%
Barry McCook	Board member	50,000	*
Bill Marginson	Board member	50,000	*
Mark Lucky	Chief Financial Officer, Board member	50,000	*

All directors and executive officers as a group (7 people)		660,514,241	87.2%

*     represents less than 1%

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)

Includes 215,519,047 shares of common stock owned by HASCO Holdings, LLC, our largest stockholder.  HASCO Holdings, LLC is a Texas limited liability company of which Hal Compton Sr., Hal Compton, Jr. and Scott Compton are each managers and each own 33.3% of the outstanding membership interests.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into a note payable agreement with our largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years. As of December 31, 2010, accrued interest from such notes payable amounted to $30,000.

We incurred management fee of approximately $360,000 and $202,000 to HASCO Holdings, LLC during the year ended December 31, 2010 and 2009, respectively.

In April 2010, one of the Company’s directors loaned $50,000 to us. Additionally, in August 2010, the same director loaned an additional $70,513 which was use to fund the prepayment of the convertible promissory note dated June 21, 2010. These loans are non interest bearing and are due on demand.  In August 2010, we issued 4,017,100 shares in connection with the payment of these loans for a total amount of $120,513.

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

In August 2010, we issued 4,000,000 shares in connection with the payment of accrued management fees of $120,000 to HASCO Holdings, LLC.

In September 2010, in connection with the sale our common stock, we issued 2,500,000 shares of common stock to a director for net proceeds of approximately $75,000.

In December 2010, in connection with the sale of our common stock, we granted 1,250,000 shares of common stock to a director for net proceeds of approximately $25,000.

In December 2010, in connection with the sale of our common stock, we granted 700,000 shares of common stock to HASCO Holdings, LLC for net proceeds of approximately $14,000.

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

	Year Ended December 31,
Category	2010	2009
Audit Fees (1)	$39,000	$39,000
Audit Related Fees (2)	18,000	14,750
Tax Fees (3)	—	—
All Other Fees (4)	—	—

(1)

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

(2)

Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire Board of Directors.

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

HASCO MEDICAL, INC.

By:/s/ Hal Compton, Jr.
March 30, 2011	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hal Compton, Jr.	Chief Executive Officer, principal executive officer	March 30, 2011
Hal Compton, Jr.

/s/ Mark B. Lucky	Chief Financial Officer, principal financial and accounting officer	March 30, 2011
Mark B. Lucky

/s/ Hal Compton, Sr.	Director	March 30, 2011
Hal Compton, Sr.

/s/ Bill Marginson	Director	March 30, 2011
Bill Marginson

/s/ Barry McCook	Director	March 30, 2011
Barry McCook

HASCO MEDICAL, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HASCO Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of HASCO Medical, Inc. and Subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HASCO Medical, Inc. and Subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholder’s deficit and has a negative working capital all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Certified Public Accountants

Boca Raton, Florida

March 25, 2011

HASCO Medical, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash	$423	$200
Accounts receivable, net	254,362	241,190
Inventory	76,356	104,106
Prepaid expenses and other current asset	18,845	13,490

Total Current Assets	349,986	358,986

OTHER ASSETS:
Property and equipment, net	147,769	255,130
Deposits	420	420

Total Assets	$498,175	$614,536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Overdraft liability	$46,023	$—
Accounts payable and accrued liabilities	612,282	258,388
Notes payable, current portion	18,005	17,658
Accrued interest payable	30,000	15,000

Total Current Liabilities	706,310	291,046

LONG-TERM LIABILITIES:
Notes Payable	2,509	18,939
Note Payable - related party	150,000	150,000

Total Long-Term Liabilities	152,509	168,939

Total Liabilities	858,819	459,985

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock ($.001 par value; 3,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value; 1,000,000,000 shares authorized; 746,436,909 and 713,496,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively)	746,437	713,496
Additional paid in capital	3,217,602	2,695,590
Accumulated deficit	(4,324,683)	(3,254,535)

Total Stockholders' Equity (Deficit)	(360,644)	154,551

Total Liabilities and Stockholders' Equity (Deficit)	$498,175	$614,536

See accompanying notes to consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2010	2009

Net revenues	$2,157,530	$3,308,544

Cost of sales	766,821	910,540

Gross profit	1,390,709	2,398,004

Operating expenses:
Marketing and selling	17,177	20,644
Depreciation	29,208	29,001
General and administrative	2,344,521	2,775,310

Total operating expenses	2,390,906	2,824,955

Loss from operations	(1,000,197)	(426,951)

Other income (expenses):
Forgiveness of debt	—	8,750
Interest expense	(69,951)	(17,815)

Total other expenses	(69,951)	(9,065)

Loss before income taxes	(1,070,148)	(436,016)

Income tax benefit	—	104,727

Net loss	$(1,070,148)	$(331,289)

Net loss per common shares:
Basic	$—	$—
Diluted	$—	$—

Weighted average common shares outstanding:
Basic	734,737,005	656,059,726
Diluted	734,737,005	656,059,726

See accompanying notes to consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2010 and 2009

						Retained
					Additional	Earnings
	Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, December 31, 2008	—	—	554,676,000	$554,676	$2,325,555	$(2,385,336)	$494,895

Common stock issued in connection with reverse merger	—	—	87,500,000	87,500	367,862	(639,066)	(183,704)

Issuance of common stock for due to shareholder	—	—	71,320,000	71,320	—	101,156	172,476

Fair value of options issued to employees	—	—	—	—	2,173	—	2,173

Net loss	—	—	—	—	—	(331,289)	(331,289)

Balance, December 31, 2009	—	—	713,496,000	713,496	2,695,590	(3,254,535)	154,551

Issuance of Common Stock for Cash	—	—	8,450,000	8,450	133,550	—	142,000

Issuance of Common Stock for Services	—	—	3,216,667	3,217	21,183	—	24,400

Issuance of Common Stock for exercise of stock options	—	—	400,000	400	(400)	—	—

Issuance of Common Stock for Management Fees	—	—	16,857,142	16,857	193,143	—	210,000

Issuance of Common Stock for loans payable	—	—	4,017,100	4,017	116,496	—	120,513

Beneficial conversion on convertible notes payables	—	—	—	—	25,000	—	25,000

Fair value of options issued to employees	—	—	—	—	13,040	—	13,040

Fair value of options issued to consultant	—	—	—	—	20,000	—	20,000

Net loss	—	—	—	—	—	(1,070,148)	(1,070,148)

Balance, December 31, 2010	—	$—	746,436,909	$746,437	$3,217,602	$(4,324,683)	$(360,644)

See accompanying notes to consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,070,148)	$(331,289)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	173,652	201,531
Bad debt expense	57,328	381,431
Amortization of debt discount	25,000	—
Amortization of debt issuance cost	3,000	—
Fair value of options issued to employees	13,040	2,173
Fair value of options issued to consultant	20,000	—
Common stock issued for services	24,400	—
Common stock issued for management fees	180,000	—
Forgiveness of debt	—	(8,750)
Changes in operating assets and liabilities
Accounts receivable	(70,500)	(265,820)
Inventory	27,750	118,916
Prepaid expenses	(5,355)	(4,492)
Accounts payable and accrued liabilities	398,894	37,570
Due to related party	—	(7,005)

Net cash (used in) provided by operating activities	(222,939)	124,265

Cash flows from investing activities:
Purchase of property and equipment	(66,291)	(248,846)

Net cash used in investing activities	(66,291)	(248,846)

Cash flows from financing activities:
Overdraft liability	46,023	—
Proceeds from loan payable	120,513	—
Proceeds from note payable	50,000	—
Debt issuance cost	(3,000)	—
Proceeds from sale of common stock	142,000	—
Repayments of notes payable	(66,083)	(16,382)

Net cash provided by (used in) financing activities	289,453	(16,382)

Net increase (decrease) in cash	223	(140,963)

Cash, Beginning of year	200	141,163

Cash, End of year	$423	$200

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$29,950	$—

Cash paid during the year for taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities:

Fair value of shares of common stock issued for accrued management fees	$30,000	$—

Fair value of shares of common stock issued for loans payable	$120,513	—

Fair value of shares of common stock issued for due to shareholder	$—	$172,476

Vehicles acquired through financing	$—	$21,759

See accompanying notes to consolidated financial statements

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiary, Southern Medical & Mobility, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on the reported net loss.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2010 and 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of December 31, 2010 and 2009, because of the relatively short-term maturity of these instruments and their market interest rates.

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

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, Medicaid, and Medicare. Insurance benefits are assigned to us by patients receiving medical treatments and related products and, accordingly, we bill on behalf of our patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription.  The insurance company reimburses us for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $568,171 and $559,918 during the year ended December 31, 2010 and 2009, respectively.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on the Company’s operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the year ended December 31, 2010, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at December 31, 2010 and December 31, 2009, and, generally, does not require collateral.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable consists primarily of receivables due from Medicare, Medicaid, and third party payors. The Company recorded a bad debt allowance of $327,697 and $307,495 as of December 31, 2010 and December 31, 2009, respectively. Management performs ongoing evaluations of its accounts receivable.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

Accounts receivable balance concentrations by major payor category as of December 31, 2010 and December 31, 2009 were as follows:

Percentage of Accounts Receivable Outstanding:	December 31, 2010	December 31, 2009

Medicare	36.6%	46.2%
Medicaid/Other Government	3.6%	2.1%
Private Insurance/Other	59.8%	51.7%
Total	100.0%	100.0%

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis and includes primarily finished goods.

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the year ended December 31, 2010 and 2009 totaled $17,177 and $20,644, respectively.

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

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the year ended December 31, 2010 and 2009.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2010, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the year ended December 31, 2010 were available to be issued. The Company has concluded that all subsequent events have been properly disclosed.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Earnings Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance,” which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2010, there were 4,075,000 stock options which could potentially dilute future earnings per share.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year ended December 31, 2010	Year ended December 31, 2009
Numerator:
Net loss	$(1,070,148)	$(331,289)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	734,737,005	656,059,726

Denominator for dilutive loss per share
(adjusted weighted-average)	734,737,005	656,059,726

Basic and diluted loss per share from continuing operations	$0.00	$0.00

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2010, the Company had an accumulated deficit of approximately $4.3 million, and a working capital deficiency of $356,324. Additionally, for the year ended December 31, 2010, the Company incurred net losses of $1,070,148 and had negative cash flows from operations in the amount of $222,939. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the year ended December 31, 2010, the Company received net proceeds from sale of stock of $142,000 and net proceeds from issuance of notes and loan payable of $167,513 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	December 31, 2010	December 31, 2009
Office equipment	5 years	$38,979	$38,979
Rental equipment	13 - 36 months	468,646	402,355
Vehicles	5 years	71,656	71,656
Computer equipment	5 years	31,483	31,483
		610,764	544,473
Less: accumulated depreciation		(462,995)	(289,343)

		$147,769	$255,130

For the year ended December 31, 2010 and 2009, depreciation expense amounted to $173,652 and $201,531, of which $144,444 and $172,530 is included in cost of sales, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of three delivery vehicles (see Note 5 below).

NOTE 4 – CONVERTIBLE PROMISSORY NOTE

On June 21, 2010 the Company issued a convertible promissory note amounting to $50,000. The note bore interest at 8% per annum and matures on March 23, 2011. The Company paid debt issuance cost of $3,000 in connection with this note payable and is being amortized over the term of the note. The note was convertible at the option of the holder into shares of common stock beginning on the date which is 90 days after the date of this note, at a conversion price equal to 55% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion.  In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $25,000 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. In August 2010, the Company exercised its right to prepay this convertible promissory note. The optional prepayment amount is equal to 140% of the outstanding principal and accrued interest of this note. The Company prepaid a total of $70,513 to satisfy this convertible promissory note. As of December 31, 2010, the Company fully amortized the debt issuance cost of $25,000 on this note due to the prepayment.

NOTE 5 – NOTES PAYABLE

Between December 2008 and January 2009, the Company issued notes payable amounting to $52,979 in connection with the acquisition of three delivery vehicles. The notes payable bear approximately 2% interest per annum and are secured by a lien of all three delivery vehicles. These notes shall be payable in thirty-six equal monthly payments of $1,516 beginning in January 2009 through December 2011. As of December 31, 2010, the current and long term portion of these notes amounted to $18,005 and $2,509, respectively. As of December 31, 2009, the current and long term portion of these notes amounted to $17,658 and $18,939, respectively.

NOTE 6 – NOTE PAYABLE – RELATED PARTY

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of December 31, 2010 and December 31, 2009, accrued interest from such note payable amounted to $30,000 and $15,000, respectively.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Simultaneous with the closing of the merger agreement in May 2009, the Company issued 71,320,000 shares in connection with the payment of liability to shareholders amounting to $172,476.

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

In August 2010, the Company issued 4,017,100 shares in connection with the payment of loans payable to the Company’s director for a total amount of $120,513. The Company valued these common shares at the fair market value on the date of grant at $0.03 per share.

In August 2010, the Company issued 4,000,000 shares in connection with the payment of accrued management fees of $120,000 to HASCO Holdings, LLC. The Company valued these common shares at the fair market value on the date of grant at $0.03 per share.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

In September 2010, in connection with the sale of the Company’s common stock, the Company issued 2,500,000 shares of common stock to the Company’s director for net proceeds of approximately $75,000 which is the fair market value on the date of grant.

In December 2010, in connection with the sale of the Company’s common stock, the Company granted 1,250,000 shares of common stock to the Company’s director for net proceeds of approximately $25,000 which is the fair market value on the date of grant.

In December 2010, in connection with the sale of the Company’s common stock, the Company granted 700,000 shares of common stock to HASCO Holdings, LLC for net proceeds of approximately $14,000 which is the fair market value on the date of grant.

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

On November 1, 2009, the Company granted an aggregate of 4,075,000 5-year option to purchase shares of common stock at $0.007 per share which vests at the end of two years, to four officers and three directors of the Company. The 4,075,000 options were valued on the grant date at $0.0064 per option or a total of $26,080 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.007 per share, volatility of 150%, expected term of five years, and a risk free interest rate of 2.33%. For the year ended December 31, 2010 and 2009, the Company recorded stock based compensation expense of $13,040 and $2,173, respectively. At December 31, 2010, there was $10,867 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

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

Stock option activity for the year ended December 31, 2010 and 2009 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2008	—	$—
Granted	4,075,000	0.007
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2009	4,075,000	0.007
Granted	400,000	0.05
Exercised	(400,000)	0.05
Cancelled	—	—

Outstanding at December 31, 2010	4,075,000	$0.007

Options exercisable at end of year	—	$—
Weighted average fair value of options granted during the year		$0.05

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 8 – STOCK OPTION PLAN (continued)

Stock options outstanding at December 31, 2010 as disclosed in the above table have $69,275 intrinsic value at the end of the year.

The following table summarizes the Company's stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.007	4,075,000	3.83 Years	$0.007	—	$—
	4,075,000		$0.007	—	$—

NOTE 9 – INCOME TAXES

Prior to its acquisition in June 2008 by HASCO Holdings, LLC, the Company was an S Corporation.  Beginning in June 2008 the Company’s tax status changed to a C Corporation.  The Company accounts for income taxes under ASC Topic 740: Income Taxes requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of December 31, 2010 and 2009, the Company had net loss carry forwards available to reduce its future federal taxable income of approximately $797,000 and $207,000, respectively. These loss carryovers, if unused, expire through 2030. These losses may be subject to limitation under Internal Revenue Code Section 382 in the event of a more than 50% owner shift.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2010 and 2009:

	2010	2009
Expected Federal income tax expense (at 34%)	$(364,000)	$(148,000)
State tax benefit (net of Federal effect)	(43,000)	(17,000)
Reversal of prior year over accrual	—	(85,727)
Permanent differences and Other	70,000	—
Increase in valuation allowance	337,000	146,000
Net income tax benefit	$—	$(104,727)

The Company has deferred tax assets which are summarized as follows:

	December 31, 2010	December 31, 2009
Net operating loss carryforward	$303,000	$159,000
Allowance for doubtful account	125,000	—
Accrued expenses – related party	68,000	—
Less: valuation allowance	(496,000)	(159,000)
Net deferred tax asset	$—	$—

At December 31, 2010 and 2009, the Company fully reserved against its deferred tax assets due to the uncertainty of the future utilization of such assets. The valuation allowance was increased by $337,000 in 2010.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 10 – COMMITMENTS

Operating Lease

The Company leases office space in Mobile, Alabama under a five-year operating lease that expires on June 30, 2013. The office lease agreement has certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine. Future minimum rental payments required under these operating leases are as follows:

Years ending December 31:
2011	66,000
2012	66,000
2013 and thereafter	33,000
$165,000

Rent expense was $68,233 and $82,274 for the years ended December 31, 2010 and 2009, respectively.

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

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended December 31, 2010 and 2009 all material assets and revenues of the Company were in the United States.

NOTE 12 – RELATED PARTY TRANSACTIONS

Note payable to related party

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of December 31, 2010 and December 31, 2009, accrued interest from such note payable amounted to $30,000 and $15,000, respectively.

Loans payable to related party

In April 2010, one of the Company’s directors loaned $50,000 to the Company. Additionally, in August 2010, the same director loaned an additional $70,513 to the Company which was used to fund the prepayment of the convertible promissory note dated June 21, 2010. These loans are non interest bearing and are due on demand.

In August 2010, the Company issued 4,017,100 shares in connection with the payment of these loans for a total amount of $120,513.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

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

In December 2010, in connection with the sale of the Company’s common stock, the Company issued 1,250,000 shares of common stock to the Company’s director for net proceeds of approximately $25,000.

In December 2010, in connection with the sale of the Company’s common stock, the Company issued 700,000 shares of common stock to HASCO Holdings, LLC for net proceeds of approximately $14,000.

NOTE 13 – SUBSEQUENT EVENTS

In January 2011, in connection with the sale of the Company’s common stock, the Company issued 2,000,000 shares of common stock for net proceeds of approximately $20,000.

In January 2011, an affiliated company for which our CEO, Hal Compton Jr., is an officer and director, loaned $15,000 to the Company. These loans are non interest bearing and are due on demand.

In February 2011, one of the Company’s directors loaned $135,000 to the Company. These loans are non interest bearing and are due on demand.

In February 2011, the Company entered into a placement agent agreement whereby the Company engaged that firm to assist us in a best efforts private offering of the Company’s securities. Under the terms of the agreement, the Company paid the firm an upfront retainer of 150,000 shares of the Company’s common stock as compensation for services. The Company shall pay 2% commissions based on the proceeds received by the Company from the offering. The Company valued these common shares at the fair market value on the date of grant at $0.02 per share or $3,000.

In March 2011, the Company issued 9,000,000 shares in connection with the payment of accrued management fees of $180,000 to HASCO Holdings, LLC. The Company valued these common shares at the fair market value on the date of grant at $0.02 per share or $180,000.