Form 10-Q
period 2011-03-31
HASCO Medical, Inc.
filed 2011-05-12
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  757,586,909 shares of common stock are issued and outstanding as of May 12, 2011.

HASCO MEDICAL, INC.

Form 10-Q

Quarterly period ended March 31, 2011

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HASCO Medical, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
		(1)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,932	$423
Accounts receivable, net	273,485	254,362
Inventory	80,345	76,356
Prepaid expenses and other current asset	1,944	18,845

Total Current Assets	359,706	349,986

OTHER ASSETS:
Property and equipment, net	150,100	147,769
Deposits	420	420

Total Assets	$510,226	$498,175

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Overdraft liability	$—	$46,023
Accounts payable and accrued liabilities	436,340	612,282
Notes payable, current portion	15,176	18,005
Loans payable - related party	185,000	—
Accrued interest payable	33,750	30,000

Total Current Liabilities	670,266	706,310

LONG-TERM LIABILITIES:
Notes Payable	—	2,509
Note Payable - related party	150,000	150,000

Total Long-Term Liabilities	150,000	152,509

Total Liabilities	820,266	858,819

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 3,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value; 1,000,000,000 shares authorized; 757,586,909 and 746,436,909 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	757,587	746,437
Additional paid in capital	3,412,712	3,217,602
Accumulated deficit	(4,480,339)	(4,324,683)

Total Stockholders’ Deficit	(310,040)	(360,644)

Total Liabilities and Stockholders’ Deficit	$510,226	$498,175

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net revenues	$484,329	$585,474

Cost of sales	155,839	191,315

Gross profit	328,490	394,159

Operating expenses:
Marketing and selling	—	3,348
Depreciation	7,108	7,302
General and administrative	468,455	613,211

Total operating expenses	475,563	623,861

Loss from operations	(147,073)	(229,702)

Other income (expenses):
Interest expense	(8,583)	(4,858)

Total other expenses	(8,583)	(4,858)

Loss before income taxes	(155,656)	(234,560)

Income tax benefit	—	(15,846)

Net loss	$(155,656)	$(250,406)

Net loss per common shares:
Basic	$—	$—
Diluted	$—	$—

Weighted average common shares outstanding:
Basic	750,238,020	721,425,524
Diluted	750,238,020	721,425,524

See accompanying notes to unaudited consolidated financial statements

HASCO Medical, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(155,656)	$(250,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26,901	46,913
Bad debt expense	6,256	7,748
Fair value of options issued to employees	3,260	3,260
Common stock issued for services	3,000	112,400
Changes in operating assets and liabilities:
Accounts receivable	(25,379)	(43,946)
Inventory	(3,989)	4,922
Prepaid expenses	16,901	(11,103)
Accounts payable and accrued liabilities	7,808	150,972

Net cash (used in) provided by operating activities	(120,898)	20,760

Cash flows from investing activities:
Purchase of property and equipment	(29,232)	(31,125)

Net cash used in investing activities	(29,232)	(31,125)

Cash flows from financing activities:
Overdraft liability	(46,023)	—
Proceeds from loans payable - related party	200,000	—
Repayments of loan payable - related party	(15,000)	—
Proceeds from sale of common stock	20,000	28,000
Repayments of notes payable	(5,338)	(4,390)

Net cash provided by financing activities	153,639	23,610

Net increase in cash	3,509	13,245

Cash, Beginning of period	423	200

Cash, End of period	$3,932	$13,445

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities:
Fair value of shares of common stock issued for accrued management fees	$180,000	$—

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

March 31, 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 and notes thereto and other pertinent information contained in Form 10-K of HASCO Medical, Inc. (the “Company”, “we”, “us”. Or “our”) as filed with the Securities and Exchange Commission (the “Commission”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2011 and 2010 include the allowance for doubtful accounts, the valuation of inventory, the useful life of property and equipment and the assumptions used to calculate stock-based compensation.

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on the reported net loss.

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

March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2011 and December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of March 31, 2011 and December 31, 2010 , because of the relatively short-term maturity of these instruments and their market interest rates.

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

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, Medicaid, and Medicare. Insurance benefits are assigned to us by patients receiving medical treatments and related products and, accordingly, we bill on behalf of our patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription.  The insurance company reimburses us for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $180,794 and $180,003 during the three months ended March 31, 2011 and 2010, respectively.

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

March 31, 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the three months ended March 31, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at March 31, 2011 and December 31, 2010, and, generally, does not require collateral.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable consists primarily of receivables due from Medicare, Medicaid, and third party payors. The Company recorded a bad debt allowance of $332,183 and $327,697 as of March 31, 2011 and December 31, 2010, respectively. Management performs ongoing evaluations of its accounts receivable.

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

March 31, 2011

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

Accounts receivable balance concentrations by major payor category as of March 31, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Receivable Outstanding:	March 31, 2011	December 31, 2010

Medicare	30.1%	36.6%
Medicaid/Other Government	3.7%	3.6%
Private Insurance/Other	66.2%	59.8%
Total	100.0%	100.0%

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis and includes primarily finished goods.

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the three months ended March 31, 2011 and 2010, and totaled $0 and $3,348, respectively.

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

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2011 and 2010.

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

March 31, 2011

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three months ended March 31, 2011, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the three months ended March 31, 2011 were available to be issued. The Company has concluded that all subsequent events have been properly disclosed.

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

March 31, 2011

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

Earnings Per Share

Earnings per common share are calculated under the provisions of a FASB issued guidance,” which established accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of March 31, 2011, there were 4,075,000 stock options which could potentially dilute future earnings per share.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Numerator:
Net loss	$(155,656)	$(250,406)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	750,238,020	721,425,524

Denominator for dilutive loss per share
(adjusted weighted-average)	750,238,020	721,425,524

Basic and diluted loss per share from continuing operations	$0.00	$0.00

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2011, the Company had an accumulated deficit of approximately $4.5 million, and a working capital deficiency of $310,560. Additionally, for the three months ended March 31, 2011, the Company incurred net losses of $155,656 and had negative cash flows from operations in the amount of $120,898. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the three months ended March 31, 2011, the Company received net proceeds from sale of stock of $20,000 and net proceeds from issuance of loans payable of $185,000 for working capital purposes.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2011	December 31, 2010
Office equipment	5 years	$38,979	$38,979
Rental equipment	13 - 36 months	497,878	468,646
Vehicles	5 years	71,656	71,656
Computer equipment	5 years	31,483	31,483
		639,996	610,764
Less: accumulated depreciation		(489,896)	(462,995)

		$150,100	$147,769

For the three months ended March 31, 2011 and 2010, depreciation expense amounted to $26,901 and $46,913, respectively of which $19,794 and $39,611 is included in cost of sales, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of three delivery vehicles (see Note 4 below).

NOTE 4 – NOTES PAYABLE

Between December 2008 and January 2009, the Company issued notes payable amounting to $52,979 in connection with the acquisition of three delivery vehicles. The notes payable bear approximately 2% interest per annum and are secured by a lien of all three delivery vehicles. These notes shall be payable in thirty-six equal monthly payments of $1,516 beginning in January 2009 through December 2011. As of March 31, 2011, the current and long term portion of these notes amounted to $15,176 and $0, respectively. As of December 31, 2010, the current and long term portion of these notes amounted to $18,005 and $2,509, respectively.

NOTE 5 – LOANS PAYABLE – RELATED PARTY

In February 2011, HASCO Holdings, LLC, the largest shareholder of the Company, loaned $50,000 to the Company. These loans are non interest bearing and are due on demand.

In February 2011, one of the Company’s directors loaned $135,000 to the Company. These loans are non interest bearing and are due on demand.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 6 – NOTE PAYABLE – RELATED PARTY

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of March 31, 2011 and December 31, 2010, accrued interest from such note payable amounted to $33,750 and $30,000, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

In February 2011, the Company entered into a placement agent agreement whereby the Company engaged that firm to assist us in a best efforts private offering of the Company’s securities. Under the terms of the agreement, the Company paid the firm an upfront retainer of 150,000 shares of the Company’s common stock as compensation for services. The Company shall pay 2% commissions based on the proceeds received by the Company from the offering. The Company valued these common shares at the fair market value on the date of grant at $0.02 per share or $3,000 and was recorded as stock-based consulting expense.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 8 – STOCK OPTION PLAN (continued)

On November 1, 2009, the Company granted an aggregate of 4,075,000 5-year option to purchase shares of common stock at $0.007 per share which vests at the end of two years, to four officers and three directors of the Company. The 4,075,000 options were valued on the grant date at $0.0064 per option or a total of $26,080 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.007 per share, volatility of 150%, expected term of five years, and a risk free interest rate of 2.33%. For the three months ended March 31, 2011, the Company recorded stock based compensation expense of $3,260. At March 31, 2011, there was $7,607 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

Stock option activity for the three months ended March 31, 2011 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2010	4,075,000	$0.007
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2011	4,075,000	$0.007

Options exercisable at end of year	—	$—
Weighted average fair value of options granted during the year		$—

Stock options outstanding at March 31, 2011 as disclosed in the above table have $38,712 intrinsic value at the end of the year.

The following table summarizes the Company’s stock options outstanding at March 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.007	4,075,000	3.58 Years	$0.007	—	$—
	4,075,000		$0.007	—	$—

NOTE 9 – COMMITMENTS

Operating Lease

The Company leases office space in Mobile, Alabama under a five-year operating lease that expires on June 30, 2013. The office lease agreement has certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine. Future minimum rental payments required under these operating leases are as follows:

Period ending March 31:
2011	66,000
2012	66,000
2013 and thereafter	16,500
$148,500

Rent expense was $17,141 and $16,366 for the three months ended March 31, 2011 and 2010, respectively.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE 10 – SEGMENT REPORTING

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Note payable to related party

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of March 31, 2011 and December 31, 2010, accrued interest from such note payable amounted to $33,750 and $30,000, respectively.

Loans payable to related party

In January 2011, an affiliated company for which our CEO, Hal Compton Jr., is an officer and director, loaned $15,000 to the Company. This loan was non interest bearing and was due on demand. In March 2011, the Company paid back $15,000 of this loan.

In February 2011, HASCO Holdings, LLC, the largest shareholder of the Company, loaned $50,000 to the Company. These loans are non interest bearing and are due on demand.

In February 2011, one of the Company’s directors loaned $135,000 to the Company. These loans are non interest bearing and are due on demand.

Management Fee

In March 2011, the Company issued 9,000,000 shares in connection with the payment of accrued management fees of $180,000 to HASCO Holdings, LLC. The Company valued these common shares at the fair market value on the date of grant at $0.02 per share or $180,000. The Company and HASCO Holdings, LLC agreed to terminate the management agreement in January 2011.

NOTE 12 – SUBSEQUENT EVENTS

In April 2011, the Company received approximately $80,000 from Hasco Holdings, LLC. In March 2011, Hasco Holdings LLC. entered into a settlement and release agreement with the former owners of Southern Medical & Mobility, Inc. (“SMM”). The former owners agreed to reimburse Hasco Holdings LLC for all the refunds made to third party payors associated with billings prior to the acquisition of Hasco Holdings LLC of SMM in June 2008.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates in 2011 and 2010 include the allowance for doubtful accounts, the valuation of inventory, the useful life of property and equipment and the assumptions used to calculate stock-based compensation.

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

Long-Lived Assets - The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” . The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

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

Results of Operations

The following table provides an overview of certain key factors of our results of operations for the three months ended March 31, 2011 as compared to March 31, 2010:

	Three months ended March 31,
	2011	2010
Net Revenues	$484,329	$585,474
Cost of sales	155,839	191,315
Operating Expenses:
Marketing and selling	—	3,348
Depreciation and amortization	7,108	7,302
General and administrative	468,455	613,211
Total operating expenses	475,923	623,861
Loss from operations	(147,073)	(229,702)
Total other expense	(8,583)	(4,858)
Income tax benefit (expense)	—	(15,846)
Net loss	$(155,656)	$(250,406)

Other Key Indicators:

	Three Months ended March 31,
	2011	2010
Cost of sales as a percentage of revenues	32.2%	32.7%
Gross profit margin	67.8%	67.3%
General and administrative expenses as a percentage of revenues	96.7%	104.7%
Total operating expenses as a percentage of revenues	98.2%	106.6%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three Months ended March 31,
	2011	2010
Product Sales	$378,538	$468,314
Rental Revenue	105,791	117,160
Total Net Revenues:	$484,329	$585,474

	Three Months ended March 31,
Gross profit as a Percentage of Net Revenues	2011	2010
Product sales	50%	54%
Rental Revenue	18%	13%

Three Months ended March 31, 2011 and 2010

Net Revenues

For the three months ended March 31, 2011, we reported revenues of $484,329 as compared to revenues of $585,474 for the three months ended March 31, 2010 a decrease of $101,145 or approximately 17.3%. Product sales for the three months ended March 31, 2011 decreased by $89,776, or approximately 19.2% as compared to the three months ended March 31, 2010. Rental revenue for the three months ended March 31, 2011 decreased by $11,369 or approximately 9.7% as compared to the three months ended March 31, 2010. The overall decrease of product sales and rental revenue is due to the impact of the 9.5% Medicare Improvement for Patients and Providers Act of 2008 (MIPPA) reduction, lower reimbursement rates from third party payors and lower hospital, hospice and nursing home census levels.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the three months ended March 31, 2011, cost of sales was $155,839, or approximately 32.2% of revenues, compared to $191,315, or approximately 32.7% of revenues, for the three months ended March 31, 2010. During the three months ended March 31, 2011, cost of sales decreased due to decreased revenues as compared to the three months ended March 31, 2010. During the three months ended March 31, 2011, there was no material change in the costs of sales as a percentage of revenues as compared to the three months ended March 31, 2010.

Gross Profit

During the three months ended March 31, 2011, our gross profit for our product sales as a percentage of net revenues decreased by approximately 4% as compared to the three months ended March 31, 2010 as a result of the decrease in product sales.

During the three months ended March 31, 2011, our gross profit for our rental revenue as a percentage of net revenues increased by approximately 5% as compared to the three months ended March 31, 2010. The increase in gross profit of rental revenue is primarily attributable to the decrease in depreciation of rental equipment. The decrease in depreciation was a result of certain rental equipment that was fully depreciated during fiscal 2010. Accordingly, we did not have depreciation during the three months ended March 31, 2011 on this fully depreciated rental equipment.

Total Operating Expenses

Our total operating expenses decreased approximately 23.8% to $475,563 for the three months ended March 31, 2011 as compared to $623,861 for the three months ended March 31, 2010. These changes include:

•           Marketing and Selling. For the three months ended March 31, 2011, marketing and selling costs were $0 as compared to $3,348 for the three months ended March 31, 2010, a decrease of $3,348 as a result of cost cutting measures.

•           Depreciation and amortization expense. For the three months ended March 31, 2011, depreciation expense amounted to $7,108 as compared to $7,302 for the three months ended March 31, 2010, a slight decrease of $194.

•           General and administrative expense. For the three months ended March 31, 2011, general and administrative expenses were $468,455 as compared to $613,211 for the three months ended March 31, 2010, a decrease of $144,756 or 23.6%. For the three months ended March 31, 2011 and 2010 general and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2011	2010
Rent	$17,141	$16,366
Employee compensation	331,324	378,093
Professional fees	52,555	51,967
Internet/Phone	8,384	6,586
Travel/Entertainment	3,306	13,584
Bad debt expense	6,256	7,748
Insurance	13,183	14,267
Management fee	—	90,000
Other general and administrative	36,306	34,600
	$468,455	$613,211

•	For the three months ended March 31, 2011, Rent expense slightly increased by $775.

•

For the three months ended March 31, 2011, employee compensation, related taxes and stock-based compensation expenses decreased to $331,324 as compared to $378,093 for the same period in 2010, a decrease of $46,769 or 12.4%. The decrease was due to a decrease in number of employees and commission expense as compared to the 2010 period.

•	For the three months ended March 31, 2011, professional fees increased to $52,555 as compared to $51,967, a slight increase of $588 or 1.1%.

•	For the three months ended March 31, 2011, internet/telephone expense increased to $8,384 as compared to $6,586, an increase of $1,798 or 27.3%.

•	For the three months ended March 31, 2011, travel and entertainment expense decreased to $3,306 as compared to $13,584. Travel and entertainment expense decreased as a result of cost cutting measures.

•

For the three months ended March 31, 2011 bad debt expense amounted to $6,256 as compared to $7,748 for the three months ended March 31, 2010, a decrease of $1,492 or 19.3%. The decrease was due to decreased write offs as a result of the decline in revenues.

•	For the three months ended March 31, 2011 insurance expense decreased to $13,183 as compared to $14,267 for the three months ended March 31, 2010, a slight decrease of $1,084, or 7.6%.

•

For the three months ended March 31, 2011 Management fee expense decreased to $0 as compared to $90,000 for the three months ended March 31, 2010. The decrease in management fee was primarily attributable to the termination of the management agreement with HASCO Holdings, LLC in January 2011.

•	For the three months ended March 31, 2011 other general and administrative expense slightly increased to $36,306 as compared to $34,600 for the three months ended March 31, 2010.

LOSS FROM OPERATIONS

We reported loss from operations of $147,073 for the three months ended March 31, 2011 as compared to $229,702 for the three months ended March 31, 2010.

OTHER EXPENSES

Interest Expense. For the three months ended March 31, 2011, interest expense amounted to $8,583 as compared to $4,858 for the three months ended March 31, 2010, an increase of $3,725. The increase is primarily attributable to an increase in finance charges for late payment of vendors’ invoices.

NET LOSS

Our net loss was $155,656 for the three months ended March 31, 2011 compared to a net loss $250,406 for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010	$ Change	% Change
Working capital surplus (deficit)	$(310,560)	$(356,324)	$45,764	(12.8%)

Cash	3,932	423	3,509	829.6%
Accounts receivable, net	273,485	254,362	19,123	7.5%
Inventory	80,345	76,356	3,989	5.2%
Total current assets	359,706	349,986	9,720	2.8%
Property and equipment, net	150,100	147,769	2,331	1.6%
Total assets	510,226	498,175	12,051	2.4%

Overdraft liability	—	46,023	(46,023)	100%
Accounts payable and accrued liabilities	436,340	612,282	(175,942)	(28.7%)
Notes payable-current	15,176	18,005	(2,829)	(15.7%)
Total current liabilities	670,266	706,310	(36,044)	(5.1%)
Notes payable-long term	150,000	152,509	(2,509)	(1.7%)
Total liabilities	820,266	858,819	38,553	(4.5%)
Accumulated deficit	(4,480,339)	(4,324,683)	(155,656)	3.6%
Stockholders’ deficit	$(310,040)	$(360,644)	$50,604	(14.0%)

Net cash used in operating activities was $120,898 for the three months ended March 31, 2011 as compared to net cash provided by operating activities of $20,760 for the three months ended March 31, 2010. For the three months ended March 31, 2011, we had net loss of $155,656 offset by non-cash items such as depreciation expense of $26,901, bad debt of $6,256, stock-based compensation of $6,260 and add back of changes in assets and liabilities of $4,659. During the three months ended March 31, 2011 we experienced an increase in accounts receivable of $25,379, an increase in inventory of $3,989, a decrease in prepaid expenses of $16,901, and an increase in accounts payable and accrued liabilities of $7,808. For the three months ended March 31, 2010, we had net loss of $250,406 offset by non-cash items such as depreciation expense of $46,913, bad debt of $7,748, stock-based compensation of $115,660 and increases from changes in assets and liabilities of $100,845. During the three months ended March 31, 2010 we experienced an increase in accounts receivable of $43,946, an increase in prepaid expenses of $11,103, and an increase in accounts payable and accrued liabilities of $150,972, which was offset by a decrease in inventory of $4,922.

Net cash used in investing activities for the three months ended March 31, 2011 was $29,232 as compared to net cash used in investing activities of $31,125 for the three months ended March 31, 2010. During the three months ended March 31, 2011 and 2010, we used cash for property and equipment purchases.

Net cash provided by financing activities for the three months ended March 31, 2011 was $153,639 as compared to net cash provided by financing activities of $23,610 for the three months ended March 31, 2010. For the three months ended March 31, 2011, net cash provided by financing activities consist of proceeds from sale of common stock of $20,000 and proceeds from loans payable – related party of $200,000 offset by payments on notes payable and loan payable – related party of $20,338 and overdraft liability of $46,023. For the three months ended March 31, 2010, net cash provided by financing activities related to payments on notes payable of $4,390 offset by proceeds from sale of common stock of $28,000.

At March 31, 2011 we had a working capital deficit of $310,560 and accumulated deficit of $(4,480,339).

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2011.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Lease	$148,500	$66,000	$82,500	$—	$—
Notes payable	15,176	15,176	—	—	—
Loans payable – related party	185,000	185,000	—	—	—
Notes payable – related party	150,000	—	150,000	—	—
Total Contractual Obligations:	$498,676	$266,176	$232,500	$—	$—

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

Disclosure Controls and Procedures

Our management, including Hal Compton, Jr., our chief executive officer, and James Thomas, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Compton and Mr. Thomas, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011.

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

HASCO MEDICAL, INC.

By: /s/ Hal Compton, Jr.
May 12, 2011	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ James C. Thomas
May 12, 2011	James C. Thomas
Chief Financial Officer, principal financial and accounting officer