Form 10-Q
period 2011-06-30
HASCO Medical, Inc.
filed 2011-08-15
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(Address of principal executive office)

(251) 633-4133

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ] No [√]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 763,102,390 shares of common stock are issued and outstanding as of August 15, 2011.

HASCO MEDICAL, INC.

Form 10-Q

Quarterly period ended June 30, 2011

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$362,190	$423
Accounts receivable, net	334,840	254,362
Inventory	2,382,394	76,356
Prepaid expenses and other current asset	23,963	18,845

Total Current Assets	3,103,387	349,986

LONG-TERM ASSETS:
Property and equipment, net	757,309	147,769
Sales Team & infrastructure, net	1,635,045	—
Customer List, net	1,095,649	—
Other	38,019	420

Total Assets	$6,629,409	$498,175

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,753,877	$612,282
Overdraft liabilities	—	46,023
Customer deposits	55,026	—
Notes payable	227,857	18,005
Other Liabilities	69,158	30,000

Total Current Liabilities	2,105,918	706,310

Long Term Debt	4,300,000	152,509

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized; 757,586,910 and 746,436,909 shares issued and outstanding, respectively.	757,587	746,437
Additional paid in capital	3,611,432	3,217,602
Accumulated deficit	(4,145,528)	(4,324,683)

Total Stockholders' Equity (Deficit)	223,491	(360,644)

Total Liabilities and Stockholders' Deficit	$6,629,409	$498,175

See accompanying notes to audited financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)*

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$3,724,153	$3,253,492	$6,439,186	$6,086,987

Cost of sales (1)	2,394,395	1,985,800	3,984,923	4,039,849

Gross profit	1,329,757	1,267,692	2,454,262	2,047,138

Operating expenses:
General and administrative	1,133,747	1,111,541	2,202,749	2,222,832
Depreciation	51,270	58,950	102,128	117,900

Total operating expenses	1,185,018	1,170,491	2,304,878	2,340,732

Income from operations	144,740	97,201	149,385	(293,594)

Other income (expenses):
Other income	46,246	—	80,072	—
Interest expense	(36,188)	(28,225)	(67,833)	(55,693)

Total other expenses	10,057	(28,225)	12,239	(55,693)

Income (Loss) before income taxes	154,797	68,976	161,623	(349,287)

Income tax (expense)	—	—	—	(15,846)

Net Income	$154,797	$68,976	$161,623	$(365,133)

* Statements of operation include Freedom Mobility for periods prior to acquisition for comparability.

See accompanying notes to audited financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$161,624	$(261,837)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation & Amortization	186,375	1,823,666
Stock based compensation	17,880	20,074
Sales team & infrastructure, net	(1,635,045)	(258,604)
Customer list	(1,095,649)	—
Purchase price adjustment	(20,328)	19,541
Changes in operating assets and liabilities:
Accounts receivable	(80,478)	4,236
Prepaid expenses and other current assets	(5,118)	(16,405)
Inventory	(2,306,038)	303,319
Other assets	(37,599)	—

Net cash (used in) provided by operating activities	(3,624,620)	1,633,990

Cash flows from investing activities:
Disposal (Purchase) of property and equipment	(758,056)	11,691

Net cash used in investing activities	(758,056)	11,691

Cash flows from financing activities:
Proceeds from note payable	4,147,491	—
Proceeds from sale of common stock	387,100	150,096
Repayments (proceeds) of notes payable	209,852	(1,563,778)

Net cash provided by financing activities	4,744,443	(1,413,682)

Net increase (decrease) in cash	361,767	231,999

Cash, Beginning of period	423	28,217

Cash, End of period	$362,190	$260,216

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-Cash transactions:
Vehicles acquired through financing	$—	$21,759

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

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

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc and Wheel Chair Vans of America.   Mobility Freedom was founded 1999 in Clermont, Florida, by Mr. Jeff Connors, who continues to serve as its President.  With over 30 years experience in the van conversion industry, Mr. Connors formed Mobility Freedom in response to his identification of a need in the fast growing Central Florida area for a quality full service dealership of conversion vans and other mobility products that would help the disabled become mobile. A few years after the business started, Mr. Connors had an opportunity to purchase a van rental company, which now does business under the name “Wheelchair Vans of America.” Wheelchair Vans of America specializes in renting conversion vans to the disabled individuals visiting the State of Florida. This business unit has proven to be an effective complement to Mobility Freedom and is anticipated to be expanded to other areas of the country.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

Mobility Freedom caters to individuals with physical limitations that need specialty equipment to drive as well as families with members who are disabled that need to be transported. In certain circumstances, both the van itself as well as its specialty equipment is paid for, directly to Mobility Freedom, by a federal or state agency. As an example, approximately 45% of Mobility Freedom’s customers are veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).  As part of the VA’s mission “to provided veterans the world-class benefits and services they have earned”, the VA pays for a van for disabled veterans. As a result, Mobility Freedom is both a VA and Vocational Rehabilitation (VR) state certified vendor.  In addition, Mobility Freedom is an exclusive vendor for certain Florida state funded agencies, including the Florida Birth-Related Neurological Injury Compensation Association (NICA).

Mobility Freedom provides mobility solutions to its client base with disabilities through both the sale and rental of wheelchair accessible vans. It sales operations are conducted as an authorized dealer for a number of OEM handicap van manufacturers including:

•

The Braun Corporation, which offers a variety of wheelchair accessible van conversions of popular minivan models including the Dodge Grand Caravan, the Chrysler Town & Country, the Toyota Sienna and the Honda Odyssey;

•	Vantage Mobility International; and

•	ElDorado National Company, a THOR company.

These OEM manufacturers provide chassis conversions to traditional minivans and full size vans in order to make them handicap accessible.  These conversions traditionally include lowering the floors in order to increase head room, the addition of side entry or rear entry ramps and the installation of a wheelchair lift.  Upon the selection by a customer of its base van, Mobility Freedom provides custom conversion services.

Mobility Freedom’s mobility services revolve around an analysis of each individual’s use of the van as well as individual physical limitations. In those instances where it is the passenger and not the driver who requires a wheelchair, Mobility Freedom provides full installation of EZ Lock Tie Down Systems to secure the wheelchair during movement. In connection with meeting the needs of a handicapped driver, the Company utilizes an independent evaluator who evaluates the needs of the driver and recommends the appropriate Driver Adaptive Equipment (“DAE”).

DAE installed by Mobility Freedom covers a broad array of products designed to allow a motorist with disabilities to drive despite his or her physical limitations. The equipment, the cost of which in certain circumstances can exceed $100,000, includes:

•	hand controls;

•	spinner knob to aid in turning the steering wheel;

•	a transfer seat;

•	electronic driving controls such as a touch screen which controls various electronic equipment in an auto such as the ignition; and

•	reduced effort steering and braking.

Mobility Freedom also offers another unique solution with the option of a wheelchair accessible truck or truck conversion. Offered by Ryno Mobility a wheelchair truck conversion offers the ability to retain the style and performance of a truck while the handicap truck conversion allows wheelchair access.

Mobility Freedom has four corporate owned stores which are located in Orlando, Largo, Clermont and Palm Coast/Bunell, and three affiliates which are located in Edgewater, Pensacola and Ocala for a total of seven operations centers in Florida.  We believe that many of the demographics factors in North Central Florida make it an ideal location for Mobility Freedom’s operations including:

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

•	an older and aging population;

•	the numerous tourist destinations that define the greater Orlando are; and

•

a significant population of military veterans attracted by the Orlando VA Medical Center. Currently the new Orlando VA Medical Center is under construction and will be located on a 65-acre campus in southeast Orange County.  The 1.2 million square foot facility, scheduled to open in fall of 2012, will have a large multispecialty outpatient clinic, 134-inpatient beds, 120-community living center beds, a 60-bed domiciliary and administrative and support services.  The VA will be co-located with the University of Central Florida College of Medicine, the Burnham Institute, the University of Florida Academic and Research Center and Nemours Children’s Hospital in the Lake Nona area known as the “Medical City.”

Mobility Freedom’s Our agreements with the vehicle manufacturers permit it to sell the vehicles within certain specific territories and it is not authorized to sell all brands in all of these areas. The agreements with the affiliates provide that Mobility Freedom holds the territory rights to sell vehicles and the affiliate provides the location. The affiliate is entitled to receive 50% of the profit on each van sold as consideration for providing the location.  We expect that Mobility Freedom’s operations will represent a material portion of our business in the future.

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom, our operations are conducted within two business units:

•	Mobility Freedom, including its rental operations conducted under the trade name Wheelchair Vans of America located in Northern Florida, and

•	Southern Medical & Mobility located in Mobile Alabama.

Our objective is to continue to grow both intrinsically and through acquisitions in areas that we currently offer products and services in, as well in areas that are complementary. As Mobility Freedom is significantly larger than Southern Mobility, we anticipate that Mobility Freedom will drive our near term financial results.

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

June 30, 2011 and 2010

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2011 and December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of June 30, 2011 and December 31, 2010 , because of the relatively short-term maturity of these instruments and their market interest rates.

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

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, Medicaid, and Medicare. Insurance benefits are assigned to us by patients receiving medical treatments and related products and, accordingly, we bill on behalf of our patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription.  The insurance company reimburses us for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

the amount remitted for reimbursement and the expected realizable amount. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $176,864 and $182,807 during the six months ended June 30, 2011 and 2010, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the six months ended June 30, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at June 30, 2011 and December 31, 2010, and, generally, does not require collateral.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

Accounts Receivable

Accounts receivable of Southern Medical and Mobility consists primarily of receivables due from Medicare, Medicaid, and third party payers. The Company recorded a bad debt allowance of $303,177 and $327,697 as of June 30, 2011 and December 31, 2010, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Accounts receivable balance concentrations by major payor category as of June 30, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Receivable Outstanding:	June 30, 2011	December 31, 2010

Medicare	23.8%	36.6%
Medicaid/Other Government	20.2%	3.6%
Private Insurance/Other	56.0%	59.8%
Total	100.0%	100.0%

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis and includes primarily finished goods.

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the six months ended June 30, 2011 and 2010, and totaled $25,107 and $3,348, respectively.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six months ended June 30, 2011 and 2010.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers current and past performance, the operating market environment, tax planning strategies and the length of tax benefit carry forward periods.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the six months ended June 30, 2011, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the three and six months ended June 30, 2011 and 2010 were available to be issued.

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

June 30, 2011 and 2010

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

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

Earnings (Loss) Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance,” which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of June 30, 2011, there were 3,075,000 stock options which could potentially dilute future earnings per share.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2011, the Company had an accumulated deficit of approximately $3.9 million. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing to support its recent acquisition.  During the quarter ended June 30, 2011, the Company secured a working capital line of credit in the amount of $400,000.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2011	December 31, 2010
Building improvements	15-39 years	$60,110	$—
Office equipment	5 years	108,434	38,979
Rental equipment	13 - 36 months	1,521,767	468,646
Vehicles	5 years	114,775	71,656
Computer equipment	5 years	53,086	31,483
		1,582,172	610,764
Less: accumulated depreciation		(1,100,863)	(462,995)

		$757,309	$147,769

For the six months ended June 30, 2011 and 2010, depreciation expense amounted to $148,516 and $185,967, respectively of which $46,388 and $68,067 is included in cost of sales, respectively.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

The Company has entered into various financing arrangements in connection with the acquisition of three delivery vehicles (see Note 4 below).

NOTE 4 – NOTES PAYABLE

Between December 2008 and January 2009, the Company issued notes payable amounting to $52,979 in connection with the acquisition of three delivery vehicles. The notes payable bear approximately 2% interest per annum and are secured by a lien of all three delivery vehicles. These notes shall be payable in thirty-six equal monthly payments of $1,516 beginning in January 2009 through December 2011. As of June 30, 2011, the current and long term portion of these notes amounted to $15,176. As of December 31, 2010, the current and long term portion of these notes amounted to $18,005 and $2,509, respectively.

On June 29, 2011 Hasco Medical, Inc. entered into a $400,000 revolving line of credit agreement with Whitney Bank, which includes an annual renewal.  An annual facility fee of .25% was charged. Interest at the Wall Street Journal prime rate plus 1.0% on the used facility will be paid monthly.  At June 30, 2011 the aforementioned interest rate was 4.25%.   As of June 30, 2011 there remains $100,000 available on the line of credit.

On May 13, 2011, the Company issued a promissory  note, payable to the Sellers of Mobility Freedom Inc (the Acquisition), in the amount of $3,850,000, in exchange for all the shares of acquired company.  The terms of the agreement included an employment agreement with the seller.  The acquisition price consists of two notes:

1.

Note for $2,000,000 ($1,850,000 cash proceeds to seller and consolidation of $150,000 previously advanced for working capital)  to Hal Compton, Sr, our Chairman.  The note bears interest at 5% annually with monthly payments of interest and principal of $21,213, commencing August 15, 2011 for 120 months;

2.

Promissory note to seller note in the amount of $2,000,000, secured by grantee from the majority shareholder, with interest at 6% per annum and equal monthly installments of interest and principal of $16,877.14.

NOTE 5 – LOANS PAYABLE – RELATED PARTY

In February 2011, HASCO Holdings, LLC, the largest shareholder of the Company, loaned $50,000 to the Company. These loans are non interest bearing and are due on demand.

In February 2011, one of the Company’s directors loaned $135,000 to the Company. These loans are non interest bearing and are due on demand.

NOTE 6 – EQUITY

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

June 30, 2011 and 2010

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

Stock option activity for the three months ended June 30, 2011 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2010	4,075,000		$0.007
Granted	—		—
Exercised	—		—
Cancelled	(1,000,000)		—
Outstanding at June 30, 2011		$

Options exercisable at end of year	—		$—
Weighted average fair value of options granted during the year			$—

Stock options outstanding at June 30, 2011 as disclosed in the above table have $29,212 intrinsic value at the end of the year.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

The following table summarizes the Company's stock options outstanding at June 30, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.007	3,075,000	3.58 Years	$0.007	—	$—
	3,075,000		$0.007	—	$—

NOTE 8 – COMMITMENTS

Operating Lease

The Company leases office space in Mobile, Alabama, and several sites in Florida under two- five-year operating leases that expire on April 30, 2014. The office lease agreements have certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine. Future minimum rental payments required under these operating leases are as follows:

Period ending June 30:
2011	145,311
2012	277,120
2013 and thereafter	309,431
$731,862

Rent expense was $128,575 and $98,506 for the six months ended June 30, 2011 and 2010, respectively.

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

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 13, 2011 acquisition of Mobility Freedom, our operations are conducted within two business units:

•	Mobility Freedom, including its rental operations conducted under the trade name Wheelchair Vans of America located in Northern Florida, and

•	Southern Medical & Mobility located in Mobile Alabama.

Our objective is to continue to grow both intrinsically and through acquisitions in areas that we currently offer products and services in, as well in areas that are complementary. As Mobility Freedom is significantly larger than Southern Mobility, we anticipate that Mobility Freedom will drive our near term financial results.

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

Revenue Recognition - The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

•

Revenues are recognized under fee for service arrangements through vans that the Company rents to disabled individuals visiting Florida. Revenue generated from vans that the Company rents to individuals is recognized over the rental period and commences on delivery of the van to the customer. Revenue related to sales of vans, and supplies is recognized on the date of delivery to the customer.

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

Reimbursement by Third Party Payors

With the acquisition of Mobility Freedom & Wheelchairs of America on May 13, 2011 the revenue mix has changed significantly.  Mobility Freedom revenues are recognized under fee for service arrangements through vans that the Company rents to disabled individuals visiting Florida. Revenue generated from vans that the Company rents to individuals is recognized over the rental period and commences on delivery of the van to the customer. Revenue related to sales of vans, and supplies is recognized on the date of delivery to the customer.

We no longer derive substantially all of our revenues from reimbursement by third party payors, including Medicare, Medicaid, and private insurers. However, our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation

Under existing Medicare laws and regulations, the sale and rental of our products generally are reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. The Balanced Budget Act of 1997 (BBA) granted authority to the Secretary of the Department of Health and Human Services (DHHS) to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by the Centers for Medicare and Medicaid Services (CMS), the agency within the DHHS responsible for administering the Medicare program, and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

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

Results of Operations

The following table provides an overview of certain key factors of our results of operations for the three and six months ended June 30, 2011 as compared to June 30, 2010:

	Three months ended June30,		Six months ended June 30,
	2011	2010	2011	2010
Net Revenues	$3,724,153	$3,253,492	$6,439,186	$6,086,987
Cost of sales	2,394,395	1,985,800	3,984,923	4,039,849
Operating Expenses:
Marketing and selling	31,766	3,628	43,188	29,607
Depreciation	51,270	58,950	102,128	117,900
General and administrative	1,101,982	1,107,913	2,159,562	2,193,225
Total operating expenses	1,185,018	1.118,843	2,304,878	2,237,436
Income (loss) from operations	144,740	148,849	149,385	(190,298)
Total other income (expense)	10,057	(28,225)	12,239	(55,693)
Provision for income taxes	—	—	—	(15,846)
Net income (loss)	$154,797	$120,624	$161,624	$(261,837)

Other Key Indicators:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of sales as a percentage of revenues	64.3%	61.0%	61.9%	66.4%
Gross profit margin	35.7%	39.0%	38.1%	33.6%
General and administrative expenses as a percentage of revenues	29.6%	34.1%	33.5%	36.0%
Total operating expenses as a percentage of revenues	31.8%	34.4%	35.8%	36.8%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Product Sales	$3,123,202	$2,257,427	$5,642,227	$4,866,267
Rental Revenue	600,951	996,065	796,959	1,220,720
Total Net Revenues:	$3,724,153	$3,253,492	$6,439,186	$6,086,987

	Three months ended June 30,		Six months ended June 30,
Gross profit as a Percentage of Net Revenues	2011	2010	2011	2010
Product sales	83.9%	69.4%	87.6%	79.9%
Rental Revenue	16.1%	30.6%	12.4%	20.1%

Six Month Period ended June 30, 2011 and 2010

Net Revenues

For the six months ended June 30, 2011, we reported revenues of $6,439,186 as compared to revenues of $6,086,987 for the six months ended June 30, 2010, an increase of $352,199 or approximately 5.8 %  Product sales for the six months ended June 30, 2011 increased by $775,960 or approximately 15.9 % as compared to the six months ended June 30, 2010. Rental revenue for the six months ended June 30, 2011 decreased by $423,761 or approximately 34.7% as compared to the six months ended June 30, 2010. The overall decrease of product sales and rental revenue is due to the impact of the 9.5% MIPAA reduction, lower reimbursement rates from third party payors and lower hospital census levels.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the six months ended June 30, 2011, cost of sales was $3,984,923 or approximately 61.9% of revenues, compared to $4,039,849, or approximately 66.4% of revenues, for the six months ended June 30, 2010. During the six months ended June 30, 2010, cost of sales decreased due to decreased revenues as compared to the six months ended June 30, 2009. During the six months ended June 30, 2011, cost of sales as a percentage of net revenues decreased due to an improved product mix as compared to the six months ended June 30, 2010.

Gross Profit

During the six months ended June 30, 2011, our gross profit for our product sale as a percentage of net revenues increased by approximately 4.5% as compared to the six months ended June 30, 2010.

During the six months ended June 30, 2011, our gross profit for our rental revenue as a percentage of net revenues decreased by approximately 8% as compared to the six months ended June 30, 2010. The decrease in gross profit of rental revenue is primarily attributable to a decrease in rental revenues during the six months ended June 30, 2011.

Total Operating Expenses

Our total operating expenses decreased slightly at approximately 1% to $2,304,878 for the six months ended June 30, 2011 as compared to $2,237,436 for the six months ended June 30, 2010. These changes include:

•           Marketing and Selling. For the six months ended June 30, 2011, marketing and selling costs were $43,188 as compared to $29,607 for the six months ended June 30, 2010, an increase of $13,581. The increase was due to marketing, advertising and print advertising programs initiatives that have resulted in revenue growth.

•           Depreciation and amortization expense. For the six months ended June 30, 2010, depreciation expense amounted to $102,128 as compared to $117,900 for the six months ended June 30, 2010, a decrease of $15,772 or 13.4% due to a decrease in rental van & rental equipment purchases.

•           General and administrative expense. For the six months ended June 30, 2011, general and administrative expenses were $2,159,562 as compared to $2,193,225 for the six months ended June 30, 2010, a decrease of $33,663. For the six months ended June 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Six Months Ended June 30, Fiscal Q1
	2011	2010
Rent	$128,575	$98,506
Employee compensation	1,341,483	1,241,952
Professional fees	189,323	117,502
Internet/Phone	42,346	38,569
Travel/Entertainment	39,077	38,262
Bad debt expense	-43,042	142,174
Insurance	125,381	80,566
Management fee	0	180,000
Other general and administrative	336,419	254,694
	$2,159,562	$2,193,225

•	For the six months ended June 30, 2011, Rent expense increased by $30,069 or 30.5% over the same period in 2010. The increase is due to the market leases on the Mobility Freedom locations

•

For the six months ended June 30, 2011, employee compensation, related taxes and stock-based compensation expenses increased to $1,341,483 as compared to $1,241,952, a 8%.  The increase relates to the addition of several key positions in anticipation of the Mobility Freedom acquisition.

•

For the six months ended June 30, 2011, professional fees increased to $189,323 as compared to $117,502, an increase of $71,821 or 61.1%. The increase is primarily related to increase in audit and accounting fees related to the Mobility Freedom acquisition.

•	For the six months ended June 30, 2011, internet/telephone expense slightly increased to $42,346 as compared to $38,569, an increase of $3,777 or less than 1%.

•	For the six months ended June 30, 2011, travel and entertainment expense increased to $39,077 as compared to $38,262 was essentially unchanged.

•

For the six months ended June 30, 2011 bad debt expense was reduced by $43,042 as compared to $142,174 for the six months ended June 30, 2010, a decrease of $185,216 or 130.2%. The decrease was due to a detailed review of Accounts Receivable aging by senior management, which determined that the provision for bad debt was overstated.

•

For the six months ended June 30, 2011 Insurance expense increased to $125,381 as compared to $80,566 for the six months ended June 30, 2010, an increase of $44,815or 55.6%. Insurance expense increased due to added coverage and higher sales related premiums as compared to 2010.

•	For the six months ended June 30, 2011 Management fee expense slightly increased to $180,000 as compared to $171,654 for the six months ended June 30, 2010.

•

For the six months ended June 30, 2011 other general and administrative expense decreased to $0 as compared to $180,000 for the six months ended June 30, 2010. In January 2011, in consultation with Senior Management, the Chairman & principal investor voluntarily chose to forego contractual binding management fees.

INCOME (LOSS) FROM OPERATIONS

We reported income from operations of $149,385 for the six months ended June 30, 2011 as compared to a loss from operations of $(293,594) for the six months ended June 30, 2010.

OTHER INCOME (EXPENSES)

Interest expense. For the six months ended June 30, 2011, interest expense amounted to $67,833 as compared to $55,693 for the six months ended June 30, 2010, an increase of $12,140 or 21.8%.

NET INCOME (LOSS)

Our net income was $161,623 for the six months ended June 30, 2011 compared to net loss of $(365,133) for the six months ended June 30, 2010.

Three Month Period ended June 30, 2011 and 2010

Net Revenues

For the three months ended June 30, 2011, we reported revenues of $3,724,153 as compared to revenues of $3,253,492 for the three months ended June 30, 2010, an increase of $470,661 or approximately 14.5%. Product sales for the three months ended June 30, 2011 increased by $865,775 or approximately 38.4% as compared to the six months ended June 30, 2010. Rental revenue for the three months ended June 30, 2011 decreased by $395,114 or 39.7% approximately as compared to the six months ended June 30, 2010. The product revenues increase in 2011 are directly attributable to increased van sales at Mobility Freedom.  The overall decrease of rental revenue is due to the impact of the 9.5% MIPAA reduction, lower reimbursement rates from third party payors and lower hospital census levels.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the three months ended June 30, 2011, cost of sales was $2,394,395, or approximately 35.7% of revenues, compared to $1,985,800, or approximately 39% of revenues, for the three months ended June 30, 2010. During the three months ended June 30, 2011, cost of sales increased due to increased revenues as compared to the three months ended June 30, 2010. During the three months ended June 30, 2011, cost of sales as a percentage of net revenues increased due to the revenue mix as compared to the three months ended June 30, 2010.

Total Operating Expenses

Our total operating expenses increased approximately 5.9% to $1,185,018 for the three months ended June 30, 2011 as compared to $1,118,843 for the three months ended June 30, 2010. These changes include:

•           Marketing and Selling. For the three months ended June 30, 2011, marketing and selling costs were $31,766 as compared to $3,628 for the three months ended June 30, 2010, an increase of $28,138. The increase was due to marketing, advertising and print advertising programs initiated during the three months ended June 30, 2011.

•           Depreciation and amortization expense. For the three months ended June 30, 2011, depreciation expense amounted to $51,270 as compared to $58,950 for the three months ended June 30, 2010, a decrease of $7,680 or 13% related to the decrease in rental equipment in 2011.

•           General and administrative expense. For the three months ended June 30, 2011, general and administrative expenses were $1,101,982 as compared to $1,107,913 for the three months ended June 30, 2010, a slight decrease of $5,931. For the three months ended June 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Three Months Ended June 30, Fiscal Q1
	2011	2010
Rent	$63,980	$48,768
Employee compensation	687,738	605,522
Professional fees	128,843	61,935
Internet/Phone	19,132	19,456
Travel/Entertainment	28,025	20,381
Bad debt expense	-49,298	134,426
Insurance	50,259	35,101
Management fee	90,000	90,000
Other general and administrative	83,303	92,323
	$1,101,982	$1.107,913

•

For the three months ended June 30, 2011, Rent expense increased to $63,980 as compared to $48,768 for the three months ended June 30, 2010 . The change relates to new leases on the Mobility Freedom locations.

•

For the three months ended June 30, 2011, employee compensation, related taxes and stock-based compensation expenses increased to $687,738 as compared to $605,522 for the three months ended June 30, 2010, an increase of $82,216 or 13.6%. The increase reflects Senior Management additions in anticipation of the acquisition of Mobility Freedom.

•

For the three months ended June 30, 2011, professional fees increased to $128,843 as compared to $61,935 for the three months ended June 30, 2010, an increase of $66,908 or 108%. The increase is primarily related to increase in audit and accounting fees.

•	For the three months ended June 30, 2011, internet/telephone expense slightly increased to $19,132 as compared to $19,456 for the three months ended June 30, 2010, essentially no change.

•

For the three months ended June 30, 2011, travel and entertainment expense increased to $28,025 as compared to $20,381 for the three months ended June 30, 2010.  The $7,644 or 37.5% increase is primarily due to the Mobility Freedom acquisition.

•

For the three months ended June 30, 2011 bad debt expense was reduced by $49,298 as compared to a provision of $134,426 for the three months ended June 30, 2010, a change of $183,724 or 136.7% The decrease was due to a detailed review of Accounts Receivable aging by senior management, which determined that the provision for bad debt was overstated.

•

For the three months ended June 30, 2011 Insurance expense increased to $50,259 as compared to $35,101 for the three months ended June 30, 2010, an increase of $15,158, or 43.2%. Insurance expense increased due to added coverage and higher sales related premiums as compared to 2010.

•

For the three months ended June 30, 2011 other general and administrative expense decreased $8,520 or 9.2% to $83,803 as compared to $92,323 for the three months ended June 30, 2010. The decrease is primarily attributable to Sr. Management’s decision to reduce unnecessary costs.

INCOME FROM OPERATIONS

We reported income from operations of $144,740 for the three months ended June 30, 2011 as compared to income from operations of $97,201 for the three months ended June 30, 2010.

NET INCOME

Net income was $154,797 and $161,623 for the three months ended June 30, 2011 compared to net income of $68,976 for the three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	$ Change

Working capital surplus (deficit)	1,349,510	-262,296	1,611,806

Cash	362,190	423	361,767
Accounts receivable, net	334,840	254,362	80,478
Inventory	2,382,394	76,356	2,306,038
Total current assets	3,103,387	349,986	2,753,401
Property and equipment, net	757,309	147,769	609,540
Total assets	6,629,409	498,175	6,131,234

Accounts payable and accrued liabilities	1,753,877	612,282	1,141,595
Notes payable-current	227,857	18,005	209,852
Total current liabilities	2,105,918	706,310	1,399,608
Notes payable-long term	4,300,000	152,509	4,147,491
Total liabilities	6,405,918	858,819	5,547,099
Accumulated deficit	(4,145,528)	(4,324,683)	179,155
Stockholders’ equity (deficit)	223,491	(360,644)	584,135

Net cash used in operating activities was $3,624,620 for the six months ended June 30, 2011 as compared to net cash provided by operating activities of $1,633,990 for the six months ended June 30, 2010, a decrease of $5,258,610, primarily attributable to the acquisition in the current quarter.  For the six months ended June 30, 2011, we had net income of $161,624 offset by non-cash items such as depreciation and amortization expense of $186,375 and stock-based compensation of $17,880 and decreases from changes in assets and liabilities of $1,239,477. During the six months ended June 30, 2011.

Net cash used in investing activities for the six months ended June 30, 2011 was $758,056 as compared to net cash used in investing activities of $11,691 for the six months ended June 30, 2010. During the six months ended June 30, 2011 and 2010, we used cash for property and equipment purchases.

Net cash provided by financing activities for the six months ended June 30, 2011 was $4,744,443 as compared to net cash used in financing activities of $(1,413,682) for the six months ended June 30, 2010. For the six months ended June 30, 2011, net cash provided by financing activities related to payments on notes payable of $528,897offset by proceeds from sale of common stock of $387,100 and proceeds from issuance of debts of $4,147,491.  For the six months ended June 30, 2010, net cash used in financing activities included payments on notes payable of $1,563,778, offset by proceeds from sale of common stock of 150,096.

At June 30, 2011 we had a working capital surplus of $1,349,510 and accumulated deficit of $(4,145,528).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2011.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Operating Lease	$731,862	$145,311	$520,552	$65,999	$—

Line of Credit	300,000	300,000	—	—	—
Notes payable	227,857	227,857	—	—	—
Notes payable – related party	4,000,000	242,982	526,672	586,067	2,644,279

Total Contractual Obligations:	$5,259,719	$916,150	$1,047,224	$652,066	$2,644,279

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

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including Hal Compton, Jr., our chief executive officer, and James C. Thomas, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Compton and Mr. Thomas, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis.   As previously reported on our Form 10-K for the year ended December 31, 2010, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.**

*    Filed herein

**  To be furnished by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASCO MEDICAL, INC.

By: /s/ Hal Compton, Jr.
August 15, 2011	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ James C. Thomas
August 15, 2011	James C. Thomas
Chief Financial Officer, principal financial and accounting officer