Form 10-Q/A
period 2011-06-30
HASCO Medical, Inc.
filed 2011-09-13
CIK 1131675

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

(Address of principal executive office)

(251) 633-4133

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [√] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 for the quarterly period ended June 30, 2011, for the sole purpose of submitting the Interactive Data Files in Exhibit 101 relating to the Form 10-Q for the quarterly period ended June 30, 2011 that was filed on August 15, 2011. In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 have been listed under the heading PART II, ITEM 6. EXHIBITS and shall be deemed “furnished” and not “filed.”

Except for the item described above, no information contained in our original filing on Form 10-Q has been updated, modified or revised. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.**

*     Filed herein

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASCO MEDICAL, INC.

By: /s/ Hal Compton, Jr.
September 13, 2011	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ James C. Thomas
September 13, 2011	James C. Thomas
Chief Financial Officer, principal financial and accounting officer