Form 10-Q
period 2011-09-30
HASCO Medical, Inc.
filed 2011-11-14
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 765,529,034 shares of common stock are issued and outstanding as of November 14, 2011.

HASCO MEDICAL, INC.

Form 10-Q

Quarterly period ended September 30, 2011

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$187,895	$423
Accounts receivable, net of allowance for doubtful accounts of $303,177 and $327,697, respectively	906,874	254,362
Inventory	3,066,094	76,356
Prepaid expenses	186,055	18,845
Total current assets	4,346,918	349,986

Property & equipment, net of accumulated depreciation of $660,280 and $462,995, respectively	778,084	147,769

Intangible property, net of accumulated
amortization of $87,976 and $0, respectively	2,027,032	—
Other non-current assets	38,019	420
Total Assets	$7,190,053	$498,175

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$1,545,542	$612,282
Other current liabilities	56,206	76,023
Customer deposits and deferred revenue	264,942	—
Notes payable	79,983	18,005
Loans and notes payable, related parties	248,668	—
Total current liabilities	2,195,341	706,310

Notes payable, net of current portion	—	—
Notes payable	4,697,304	152,509
Total liabilities	6,892,645	858,819

Stockholders' Equity
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 2,000,000,000 shares authorized; 757,586,909 and 744,486,909 shares issued and outstanding, respectively	757,587	746,437
Additional paid-in capital	3,611,432	3,217,602
Accumulated deficit	(4,071,611)	(4,324,683)
Total stockholders' deficit	297,408	(360,644)

Total Liabilities and Stockholders' Equity	$7,190,053	$498,175

See accompanying notes to audited financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)*

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues, net	$3,113,836	$3,356,644	$9,553,022	$9,443,631
Cost of sales	1,883,919	2,368,880	5,868,842	6,408,729
Gross Profit	1,229,917	987,764	3,684,180	3,034,902

Operating expenses:
General and administrative	962,703	1,238,611	3,165,452	3,461,443
Amortization and depreciation	106,736	58,949	208,864	176,849
Total operating expenses	1,069,439	1,297,560	3,374,316	3,638,292

Income from operations	160,478	(309,796)	309,864	(603,390)

Other income (expense):
Other income	20	(24,503)	80,092	(24,503)
Interest expenses	(69,051)	(76,229)	(136,884)	(131,922)
Total other income (expense)	(69,031)	(100,732)	(56,792)	(156,425)

Loss from operations before income taxes	91,447	(410,528)	253,072	(759,815)

Provision for income taxes	—	15,845	—	15,845

Net income	$91,447	$(426,373)	$253,072	$(775,660)

Earnings per share:
Basic and dilutive	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
Basic and dilutive	757,586,909	739,265,687	753,330,197	547,626,732

* Statements of operation include Freedom Mobility for periods prior to acquisition for comparability.

See accompanying notes to audited financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$253,072	$(775,660)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	285,261	176,849
Issuance of stock in settlement of services	17,880	30,991
Changes in assets and liabilities:
Accounts receivable	(652,512)	51,449
Inventory	(1,982,246)	(148,359)
Prepaid expenses	(167,210)	(1,718)
Accounts payable	933,260	636,637
Accrued expenses	(19,817)	128,436
Customer deposits and deferred revenue	264,942	8,319
Decrease (increase) in other liabilities	0	2,261
Net Cash (Used) Provided by Operating Activities	(1,067,370)	109,205

Cash Flows from Investing Activities:
Purchase of property and equipment	(100,100)	(374,383)
Decrease (increase) in other assets	(37,599)	—
Net Cash (Used) by Investing Activities	(137,699)	(374,383)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	387,100	281,328
Proceeds from issuance of note payable	61,978	71,755
Repayments of notes payable	(209,852)	—
Related party advances	1,153,315	—
Net Cash (Used) Provided by Financing Activities	1,392,541	353,083

Net increase/decrease in Cash	187,472	87,905

Cash at beginning of period	423	28,217

Cash at end of period	$187,895	$116,122

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

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

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc and Wheel Chair Vans of America.  Mobility Freedom was founded in 1999 in Clermont, Florida, by Mr. Jeff Connors, who continues to serve as its President.  With over 30 years experience in the van conversion industry, Mr. Connors formed Mobility Freedom in response to his identification of a need in the fast growing Central Florida area for a quality full service dealership of conversion vans and other mobility products that would help the disabled become mobile. A few years after the business started, Mr. Connors had an opportunity to purchase a van rental company, which now does business under the name “Wheelchair Vans of America.” Wheelchair Vans of America specializes in renting conversion vans to the disabled individuals visiting the State of Florida. This business unit has proven to be an effective complement to Mobility Freedom and is anticipated to be expanded to other areas of the country.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

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

Mobility Freedom provides mobility solutions to its client base with disabilities through both the sale and rental of wheelchair accessible vans. Its sales operations are conducted as an authorized dealer for a number of OEM handicap van manufacturers including:

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

Mobility Freedom has four corporate owned stores which are located in Orlando, Largo, Clermont and Palm Coast/Bunell, and two affiliates which are located in Edgewater and Ocala for a total of six operations centers in Florida.  We believe that many of the demographics factors in North Central Florida make it an ideal location for Mobility Freedom’s operations including:

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

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

Mobility Freedom’s agreements with the vehicle manufacturers permit it to sell the vehicles within certain specific territories and it is not authorized to sell all brands in all of these areas. The agreements with the affiliates provide that Mobility Freedom holds the territory rights to sell vehicles and the affiliate provides the location. The affiliate is entitled to receive 50% of the profit on each van sold as consideration for providing the location.  We expect that Mobility Freedom’s operations will represent a material portion of our business in the future.

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom, our operations are conducted within two business units:

•	Mobility Freedom, including its rental operations conducted under the trade name Wheelchair Vans of America located in Central Florida, and

•	Southern Medical & Mobility located in Mobile Alabama.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on the reported net loss.  Prior year information has been restated from prior issued financials to include the transactions of Southern Mobility, which was acquired in 2011,

Fair Value of Financial Instruments

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2011 and December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of September 30, 2011 and December 31, 2010 , because of the relatively short-term maturity of these instruments and their market interest rates.

Revenue Recognition and Concentration of Credit Risk

Revenues are recognized under fee for service arrangements through equipment that the Company rents to patients, sales of equipment, supplies, and other items the Company sells to patients. Revenue generated from equipment that the Company rents to patients is recognized over the rental period and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, and supplies is recognized on the date of delivery to the patients. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payers, including private insurers, prepaid health plans, Medicare and Medicaid.

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, Medicaid, and Medicare. Insurance benefits are assigned to us by patients receiving medical treatments and related products and, accordingly, we bill on behalf of our patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription.  The insurance company reimburses us for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

the amount remitted for reimbursement and the expected realizable amount. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $520,508 and $252,724 during the nine months ended September 30, 2011 and 2010, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the nine months ended September 30, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at September 30, 2011 and December 31, 2010, and, generally, does not require collateral.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

Accounts Receivable

Accounts receivable of Southern Medical and Mobility consists primarily of receivables due from Medicare, Medicaid, and third party payers. The Company recorded a bad debt allowance of $303,177 and $327,697 as of September 30, 2011 and December 31, 2010, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Accounts receivable balance concentrations by major payor category as of September 30, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Receivable Outstanding:	September 30, 2011	December 31, 2010

Medicare	31.9%	36.6%
Medicaid/Other Government	14.3%	3.6%
Private Insurance/Other	53.8%	59.8%
Total	100.0%	100.0%

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis and includes primarily finished goods.

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the nine months ended September 30, 2011 and 2010, and totaled $134,779 and $59,532, respectively.

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

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended September 30, 2011 and 2010.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the nine months ended September 30, 2011, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 were available to be issued.

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

September 30, 2011 and 2010

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

Earnings (Loss) Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance,” which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of September 30, 2011, there were 3,075,000 stock options which could potentially dilute future earnings per share.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2011, the Company had an accumulated deficit of approximately $4.1 million. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing to support its recent acquisition.  During the quarter ended September 30, 2011, the Company secured a working capital line of credit in the amount of $2,750,000.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,	December 31,
	Estimated	2011	2010
	Life	(unaudited)	(audited)
Building improvements	15-39 years	$60,110	$—
Office furniture and equipment	5 years	117,748	38,979
Rental equipment	13-36 months	1,051,482	468,646
Vehicles	5 years	156,243	71,656
Computer equipment	5 years	52,781	31,483
		1,438,364	610,764
Accumulated depreciation		(660,280)	(462,995)
		$778,084	$147,769

For the nine months ended September 30, 2011 and 2010, depreciation expense amounted to $197,285 and $267,823, respectively of which $76,397 and $90,974 is included in cost of sales, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of three delivery vehicles (see Note 4 below).

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 4 – NOTES PAYABLE

Between December 2008 and January 2009, the Company issued notes payable amounting to $52,979 in connection with the acquisition of three delivery vehicles. The notes payable bear approximately 2% interest per annum and are secured by a lien of all three delivery vehicles. These notes shall be payable in thirty-six equal monthly payments of $1,516 beginning in January 2009 through December 2011. As of September 30, 2011, there was $7,859 remaining on the notes.  As of December 31, 2010, the current and long term portion of these notes amounted to $18,005 and $2,509, respectively.

On August 15, 2011 Hasco Medical, Inc. completed its $2,750,000 revolving line of credit with Whitney Bank, which includes an annual renewal.  An annual facility fee of .25% was charged. Interest at the Wall Street Journal prime rate plus .5% on the used facility will be paid monthly.  The aforementioned interest rate was 3.75% as of November 1, 2011 .In addition, $50,000 in corporate credit cards were provided as part of the facility.  The facility is asset based and as of November 14, 2011 there was approximately $250,000 available on the borrowing base.

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

2.

Promissory note to seller note in the amount of $2,000,000, secured by grantee from the majority shareholder, with interest at 6% per annum and equal monthly installments of interest and principal of $16,877.14 for 180 months.

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

September 30, 2011 and 2010

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

Stock option activity for the three months ended September 30, 2011 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2010	4,075,000		$0.007
Granted	—		—
Exercised	—		—
Cancelled	(1,000,000)		—
Outstanding at September 30, 2011	3,075,000	$

Options exercisable at end of year	—		$—
Weighted average fair value of options granted during the year			$—

Stock options outstanding at June 30, 2011 as disclosed in the above table have $29,212 intrinsic value at the end of the year.

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

The following table summarizes the Company's stock options outstanding at September 30, 2011:

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

Period ending September 30:
2011	72,655
2012	268,468
2013 and thereafter	302,747
$643,870

Rent expense was $195,847 and $147,734 for the nine months ended September 30, 2011 and 2010, respectively.

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

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended September 30, 2011 and 2010 all material assets and revenues of the Company were in the United States.

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

Results of Operations

The following table provides an overview of certain key factors of our results of operations for the three and nine months ended September 30, 2011 as compared to September 30, 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net Revenues	$3,113,836	$3,356,644	$9,553,022	$9,443,631
Cost of sales	1,883,919	2,368,880	5,868,842	6,408,729
Operating Expenses:
Marketing and selling	91,591	29,925	134,779	59,532
Depreciation	106,736	58,949	208,864	176,849
General and administrative	871,112	1,208,686	3,030,673	3,401,911
Total operating expenses	1,069,439	1.297,560	3,374,316	3,638,292
Income (loss) from operations	160,478	(309,796)	309,864	(603,390)
Total other income (expense)	(69,031)	(100,732)	(56,792)	(156,425)
Provision for income taxes	—	15,846	—	(15,846)
Net income (loss)	$91,447	$(426,373)	$253,072	$(775,660)

Other Key Indicators:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of sales as a percentage of revenues	60.5%	70.6%	61.4%	67.9%
Gross profit margin	39.5%	29.4%	38.6%	32.1%
General and administrative expenses as a percentage of revenues	28.0%	36.0%	31.7%	36.0%
Total operating expenses as a percentage of revenues	34.3%	38.7%	35.3%	38.5%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Product Sales	$2,637,064	$3,364,125	$8,279,291	$8,230,392
Rental Revenue	476,772	(7,481)	1,273,731	1,213,239
Total Net Revenues:	$3,113,836	$3,356,644	$9,553,022	$9,443,631

	Three months ended September 30,		Nine months ended September 30,
Gross profit as a Percentage of Net Revenues	2011	2010	2011	2010
Product sales	84.7%	100.2%	86.7%	87.2%
Rental Revenue	15.3%	(.2)%	12.3%	12.8%

Nine Month Period ended September 30, 2011 and 2010

Net Revenues

For the nine months ended September 30, 2011, we reported revenues of $9,553,022 as compared to revenues of $9,443,631 for the nine months ended September 30, 2010, an increase of $109,391 or approximately 1.2 %  Product sales for the nine months ended September 30, 2011 increased by $48,899 or approximately .6 % as compared to the nine months ended September 30, 2010. Rental revenue for the nine months ended September 30, 2011 increased by $60,492 or approximately 5.0% as compared to the nine months ended September 30, 2010. The overall decrease of product sales and rental revenue is due to the impact of the 9.5% MIPAA reduction, lower reimbursement rates from third party payors and lower hospital census levels.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the nine months ended September 30, 2011, cost of sales was $5,868,842 or approximately 61.4% of revenues, compared to $6,408,729, or approximately 67.9% of revenues, for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, cost of sales decreased due to decreased revenues as compared to the nine months ended September 30, 2009. During the nine months ended September 30, 2011, cost of sales as a percentage of net revenues decreased due to an improved product mix as compared to the nine months ended September 30, 2010.

Gross Profit

During the nine months ended September 30, 2011, our gross profit for our product sale as a percentage of net revenues decreased by approximately .5% as compared to the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, our gross profit for our rental revenue as a percentage of net revenues decreased by approximately .5% as compared to the nine months ended September 30, 2010.

Total Operating Expenses

Our total operating expenses decreased slightly at approximately 1% to $3,374,316 for the nine months ended September 30, 2011 as compared to $3,638,292 for the nine months ended September 30, 2010. These changes include:

•           Marketing and Selling. For the nine months ended September 30, 2011, marketing and selling costs were $134,779 as compared to $59,532 for the nine months ended September 30, 2010, an increase of $75,247. The increase was due to marketing, advertising and print advertising programs initiatives that have resulted in revenue growth.

•           Depreciation and amortization expense. For the nine months ended September 30, 2011, depreciation expense amounted to $208,864 as compared to $176,849 for the nine months ended September 30, 2010, an increase of $32,015 or 18.1% due to an increase in rental van & rental equipment purchases.

•           General and administrative expense. For the nine months ended September 30, 2011, general and administrative expenses were $3,030,673 as compared to $3,401,911 for the nine months ended September 30, 2010, a decrease of $371,238 or 10.9%. For the nine months ended September 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Nine Months Ended September 30, Fiscal Q3
	2011	2010
Rent	$195,847	$147,734
Employee compensation	2,011,503	1,881,177
Professional fees	189,605	227,501
Internet/Phone	61,164	57,015
Travel/Entertainment	64,746	58,776
Bad debt expense	-42,546	203,620
Insurance	176,506	178,263
Management fee	0	270,000
Other general and administrative	373,737	377,825
	$3,030,562	$3,401,911

•	For the nine months ended September 30, 2011, Rent expense increased by $48,113 or 27.1% over the same period in 2010. The increase is due to the market leases on the Mobility Freedom locations

•

For the nine months ended September 30, 2011, employee compensation, related taxes and stock-based compensation expenses was $2,011,503, an increase of $130,326 or 6.9% over 2010.  The increase relates to the addition of several key positions in anticipation of the Mobility Freedom acquisition.

•

For the nine months ended September 30, 2011, professional fees increased to $195,847 as compared to $227,501 a decrease of $37,896 or 16.7%. The increase is primarily related to increase in audit and accounting fees related to the Mobility Freedom acquisition.

•	For the nine months ended September 30, 2011, internet/telephone expense slightly increased to $61,164 as compared to $57,015, an increase of $4,149 or less than 1%.

•	For the nine months ended September 30, 2011, travel and entertainment expense increased to $64,746 as compared to $58,776 for the same period in 2010. An increase of $5,970 or 10.2%.

•

For the nine months ended September 30, 2011 bad debt expense was reduced by $42,546 as compared to $203,620 for the nine months ended September 30, 2010, a decrease of $246,166. The decrease was due to a detailed review of Accounts Receivable aging by senior management, which determined that the provision for bad debt was overstated.

•	For the nine months ended September 30, 2011 Insurance expense increased to $176,506 as compared to $178,263 for the nine months ended September 30, 2010, a slight decrease.

•

For the nine months ended September 30, 2011 Management fee expense was 0 as compared to $270,000 for the nine months ended September30, 2010. In January 2011, in consultation with Senior Management, the Chairman & principal investor voluntarily chose to forego contractual binding management fees.

•	For the nine months ended September 30, 2011 other general and administrative expense decreased slightly to $373,737 as compared to $377,825 for the nine months ended September 30, 2010.

INCOME (LOSS) FROM OPERATIONS

We reported income from operations of $309,864 for the nine months ended September 30, 2011 as compared to a loss from operations of $(603,390) for the nine months ended September 30, 2010.

OTHER INCOME (EXPENSES)

Interest expense for the nine months ended September 30, 2011 amounted to $136,884 as compared to $131,922 for the nine months ended September 30, 2010, an increase of $4,962 or 3.8%.

NET INCOME (LOSS)

Our net income was $253,072 for the nine months ended September 30, 2011 compared to net loss of $(775,660) for the nine months ended September 30, 2010.

Three Month Period ended September 30, 2011 and 2010

Net Revenues

For the three months ended September 30, 2011, we reported revenues of $3,113,836 as compared to revenues of $3,356,644 for the three months ended September 30, 2010, a decrease of $242,808 or approximately 7.2%. Product sales for the three months ended September 30, 2011decreased by $727,061 or approximately 21.6% as compared to three months ended September 30, 2010. Rental revenue for the three months ended September 30, 2011 increased by $484,253 as compared to the three months ended September 30, 2010. The product revenues decrease in 2011 are directly attributable to decreased van sales at Mobility Freedom in September due to the change in the auto allowance from the VA.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the three months ended September 30, 2011, cost of sales was $1,883,919, or approximately 60.5% of revenues, compared to $2,368,880, or approximately 70.6% of revenues, for the three months ended September 30, 2010. During the three months ended September 30, 2011, cost of sales decreased due to decreased revenues as compared to the three months ended September 30, 2010. During the three months ended September 30, 2011, cost of sales as a percentage of net revenues increased due to the revenue mix as compared to the three months ended September 30, 2010.

Total Operating Expenses

Our total operating expenses decreased by $228,121 or 17.6% to $1,069,439 for the three months ended September 30, 2011 as compared to $1,297,560 for the three months ended September 30, 2010. These changes include:

•           Marketing and Selling. For the three months ended September 30, 2011, marketing and selling costs were $91,591 as compared to $29,925 for the three months ended September 30, 2010, an increase of $61,666. The increase was due to marketing, advertising and print advertising programs initiated during the three months ended September 30, 2011.

•           Depreciation and amortization expense. For the three months ended September 30, 2011, depreciation expense amounted to $106,736 as compared to $58,949 for the three months ended September 30, 2010.

•           General and administrative expense. For the three months ended September 30, 2011, general and administrative expenses were $871,112 as compared to $1,208,686 for the three months ended September 30, 2010, a decrease of $337,574 or 27.9%.  For the three months ended September 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Three Months Ended September 30, Fiscal Q1
	2011	2010
Rent	$67,272	$49,228
Employee compensation	670,020	639,225
Professional fees	282	109,999
Internet/Phone	18,818	18,446
Travel/Entertainment	25,669	20,514
Bad debt expense	496	61,446
Insurance	51,125	97,697
Management fee	0	90,000
Other general and administrative	37,430	122,131
	$871,112	$1.208,686

•

For the three months ended September 30, 2011, Rent expense increased to $67,272 as compared to $49,228 for the three months ended September 30, 2010 . The change relates to new leases on the Mobility Freedom locations.

•

For the three months ended September 30, 2011, employee compensation, related taxes and stock-based compensation expenses increased to $670,020 as compared to $639,225 for the three months ended September 30, 2010, an increase of $30,795 or 4.8%. The increase reflects Senior Management additions in anticipation of the acquisition of Mobility Freedom.

•	For the three months ended September 30, 2011, professional fees were immaterial as to $109,999 for the three months ended September 30, 2010.

•	For the three months ended September 30, 2011, internet/telephone expense slightly increased to $18,818 as compared to $18,446 for the three months ended September 30, 2010, essentially no change.

•

For the three months ended September 30, 2011, travel and entertainment expense increased to $25,669 as compared to $20,514 for the three months ended September 30, 2010.  The $5,155 or 25.1% increase is primarily due to the Mobility Freedom acquisition.

•

For the three months ended September 30, 2011 bad debt expense was reduced by $496 as compared to a provision of $61,446 for the three months ended September 30, 2010, a decrease of $60,950.  The decrease was due to a detailed review of Accounts Receivable aging by senior management, which determined that the provision for bad debt was overstated.

•	For the three months ended September 30, 2011 Insurance expense decreased to $51,125 as compared to $97,697 for the three months ended September 30, 2010.

•

For the three months ended September 30, 2011 other general and administrative expense decreased $87,701 or 71.8% to $37,430 as compared to $122,131 for the three months ended September 30, 2010. The decrease is primarily attributable to Sr. Management’s decision to reduce unnecessary costs.

INCOME FROM OPERATIONS

We reported income from operations of $160,478 for the three months ended September 30, 2011 as compared to a loss from operations of $(309,796) for the three months ended September 30, 2010.

NET INCOME

Net income was $91,447 for the three months ended September 30, 2011 compared to a net loss of $(426,373) for the three months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010	$ Change

Working capital surplus (deficit)	2,151,577	(356,324)	2,507,901

Cash	187,895	423	187,472
Accounts receivable, net	906,874	254,362	652,512
Inventory	3,066,094	76,356	2,989,738
Total current assets	4,346,918	349,986	3,996,932
Property and equipment, net	778,084	147,769	630,315
Total assets	7,190,053	498,175	6,691,878

Accounts payable and accrued liabilities	1,545,542	612,282	933,260
Notes payable-current	328,651	18,005	310,646
Total current liabilities	2,195,241	706,310	1,488,931
Notes payable-long term	4,697,304	152,509	4,544,795
Total liabilities	6,892,645	858,819	6,033,826
Accumulated deficit	(4,071,611)	(4,324,683)	(253,072)
Stockholders’ equity (deficit)	297,408	(360,644)	658,052

Net cash used in operating activities was $1,067,370 for the nine months ended September 30, 2011 as compared to net cash provided by operating activities of $109,205 for the nine months ended September 30, 2010, a decrease of $1,176,575, primarily attributable to the acquisition in the current quarter.  For the nine months ended September 30, 2011, we had net income of $253,072 offset by non-cash items such as depreciation and amortization expense of $285,261 and stock-based compensation of $17,880 and decreases from changes in assets and liabilities of $1,623,583. During the nine months ended September 30, 2011.

Net cash used in investing activities for the nine months ended September 30, 2011 was $137,699 as compared to net cash used in investing activities of $374,383 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, we used cash for property and equipment purchases.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $1,392,541 as compared to net cash provided of $353,083 for the nine months ended September 30, 2010.

At September 30, 2011 we had a working capital surplus of $2,151,577 and accumulated deficit of $(4,071,611).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2011.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Operating Lease	$643,870	$72,655	$520,552	$50,663	$—

Line of Credit	601,906	601,906	—	—	—
Notes payable	463,651	463,651	—	—	—
Notes payable – related party	3,960,398	203,380	526,672	586,067	2,644,279

Total Contractual Obligations:	$5,669,825	$1,341,592	$1,047,224	$636,730	$2,644,279

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

Disclosure Controls and Procedures

Our management, including Hal Compton, Jr., our chief executive officer, and James C. Thomas, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Compton and Mr. Thomas, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2011.

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

HASCO MEDICAL, INC.

By: /s/ Hal Compton, Jr.
November 14, 2011	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ James C. Thomas
November 14, 2011	James C. Thomas
Chief Financial Officer, principal financial and accounting officer