Form 10-K
period 2011-12-31
HASCO Medical, Inc.
filed 2012-03-29
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

[  ] Yes    [√] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $3,027,820 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 972,675,204 shares of common stock are issued and outstanding as of March 29, 2012.

HASCO MEDICAL, INC.

FORM 10-K

 -i -

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any documents incorporated by reference herein or therein may contain “forward-looking statements.”. Forward-looking statements reflect our current view about future beliefs, plans, objectives, goals or expectations. When used in such documents, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements relating to our business goals, business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products and services; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize new and improved products and services; our ability to raise capital to fund continuing operations; changes in government regulation; our ability to complete customer transactions and capital raising transactions; and other factors (including the risks contained in the sections of this annual report entitled “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. We file reports with the Securities and Exchange Commission (“SEC”). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this annual report and other reports we have filed or will file with the SEC and which are incorporated by reference herein, including statements under the caption “Risk Factors” and “Forward-Looking Statements” in such reports.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these.

OTHER PERTINENT INFORMATION

When used in this annual report, the terms “HASCO,” ” we,” “our,” and “us” refers to Hasco Medical, Inc., a Florida corporation, and our subsidiaries.

 -ii -

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General development of business

HASCO Medical, Inc., formerly BBC Graphics of Palm Beach Inc, was incorporated in May 1999 under the laws of the State of Florida. We operated as a provider of advertising and graphic design services.  In June 2009, we changed our name to HASCO Medical, Inc.  In May 2009, we changed our fiscal year end from September 30 to December 31.

On January 12, 2009 HASCO Holdings, LLC acquired 75% of the outstanding shares of common stock of the Company from two of its shareholders for total consideration of $150,000.  On May 12, 2009, HASCO Medical, Inc. (i) closed a share exchange transaction, pursuant to which HASCO Medical, Inc. became the 100% parent of SOUTHERN MEDICAL & MOBILITY, and (ii) assumed the operations of SOUTHERN MEDICAL & MOBILITY.

On May 12, 2009, we completed the acquisition of Southern Medical & Mobility, Inc. (SMM”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SMM and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became our wholly-owned subsidiary. The former shareholder of Southern Medical & Mobility, Inc. was issued a total of 554,676,000 shares of our common stock in exchange for its Southern Medical & Mobility, Inc. shares.

After the merger and transactions that occurred at the same time as the merger, there were 642,176,000 shares of our common stock outstanding, of which 620,000,000, approximately 96.5%, were held by HASCO Holdings, LLC, the former sole shareholder of Southern Medical & Mobility, Inc.  Prior to the merger, the company was a shell company with no business operations.

On May 13, 2011, the Company completed the acquisition of Mobility Freedom Inc. and Wheelchair Vans of America.  Mobility Freedom is a Florida Corporation founded in 1999.  A few years after the business started Mobility Freedom, Inc. purchased a van rental company, which now does business under the name “Wheelchair Vans of America.” Pursuant to the terms of the transaction, HASCO paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term for a total consideration of $3,850,000 along with 250,000 shares of HASCO Medical, Inc. common stock.

On November 16, 2011, the Company acquired Certified Medical Systems II (“Certified Medical”) and Certified Auto (“Certified Auto”) (together “Certified”).  Pursuant to the terms of the transaction, HASCO paid the selling shareholders $50,000 in cash and a $50,000 Promissory Note with a 4 year term for a total consideration of $100,000 along with 2,857,143 shares of HASCO Medical, Inc. common stock.  The equity of Certified as well as the amount the Company paid for its assets was less than 10% of the total assets of HASCO and its consolidated subsidiaries.

Financial information about industry segments

The Company’s operations involve servicing patients and customers through (i) its Home Healthcare Products and Services segment and (ii) Wheelchair Conversion Vans and related products and services segment.

Narrative description of business

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom, our operations are conducted within two business units:

•	Mobility Freedom, including its rental operations conducted under the trade name Wheelchair Vans of America, and Certified Auto located in Central Florida, and

•	Southern Medical & Mobility located in Mobile Alabama, and Certified Medical located in Ocala Florida

Our objective is to continue to grow both intrinsically and through acquisitions in areas that we currently offer products and services in, as well in areas that are complementary. As Mobility Freedom is significantly larger than Southern Mobility, we anticipate that Mobility Freedom will drive our near term financial results.

Mobility Freedom responds to the need, in the fast growing Central Florida area, for a quality full service dealership of conversion vans and other mobility products, that help the disabled become mobile.   Wheelchair Vans of America specializes in renting conversion vans to disabled individuals visiting the State of Florida. This business unit has proven to be an effective complement to Mobility Freedom and is anticipated to be expanded to other areas of the country.

Mobility Freedom caters to individuals with physical limitations that need specialty equipment to drive as well as families with members who are disabled that need transportation. In certain circumstances, both the van itself as well as its specialty equipment is paid for, directly to Mobility Freedom, by a federal or state agency. Approximately 30% of Mobility Freedom’s revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).  As part of the VA’s mission “to provided veterans the world-class benefits and services they have earned”, the VA pays for a van for disabled veterans. As a result, Mobility Freedom is both a VA and Vocational Rehabilitation (VR) state certified vendor.  In addition, Mobility Freedom is an exclusive vendor for certain Florida state funded agencies, including the Florida Birth-Related Neurological Injury Compensation Association (NICA).

Mobility Freedom offers their clients a complete inventory of new and used wheelchair accessible vans to their customers in the Clermont, Orlando, Tampa, and Palm Coast area in Florida. Certified Auto offers the same inventory to their customers in Ocala, Florida.  They both offer additional services on most mobility vans with items such as extended warranty, adaptive equipment like automobile hand controls or EZ lock tie downs. They are a licensed automobile dealer, home lift system provider, VA and VR state certified vendors and they are also exclusive vendors for certain Florida state funded agencies.

Wheelchair Vans of America specializes in renting conversion vans to the disabled individuals visiting the State of Florida. The vans have a lowered floor conversion with a fully automatic fold out ramp and kneeling system for ease of use.

The sales operations for Mobility Freedom and Certified Auto are conducted as an authorized dealer for a number of Original Equipment Manufacturer (“OEM”) handicap van manufacturers including:

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

Mobility Freedom has four corporate owned stores which are located in Orlando, Largo, Clermont and Palm Coast/Bunell, and one affiliate located in Edgewater.  Certified Auto has one store in Ocala.  This makes a total of six operation centers in Florida.  We believe that many of the demographic factors in North Central Florida make it an ideal location for Mobility Freedom’s operations including:

•	an older and aging population;

•	the numerous tourist destinations that define the greater Orlando area; and

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

Mobility Freedom and Certified Auto’s agreements with the vehicle manufacturers permit it to sell the vehicles within certain specific territories and it is not authorized to sell all brands in all of these areas. The agreements with the affiliates provide that Mobility Freedom holds the territory rights to sell vehicles and the affiliate provides the location. The affiliate is entitled to receive 50% of the profit on each van sold as consideration for providing the location.

Southern Mobility and Certified Medical are low cost, quality providers of a broad range of home healthcare services that serve patients in Alabama, Florida, and Mississippi. We have two major service lines at Southern Mobility: home respiratory equipment and durable/ home medical equipment.  Certified Medical carries durable/home medical equipment.   Our objective is to be a leading provider of home health care products and services in the markets we operate.

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

The Company provides, through its corporate office management, support, compliance oversight and training, marketing and managed care expertise, sales training and support, and financial and information systems.  Services performed at the corporate office include financial and accounting functions, treasury, corporate compliance, human resources, sales and marketing support, regulatory affairs and licensure, and information system design.

Commitment to Quality

The Company maintains quality and performance improvement programs related to the proper implementation of its service standards.

Training and Retention of Quality Personnel.

Management recognizes that the Company’s business depends on its personnel. The Company attempts to recruit knowledgeable talent for all positions including account executives that are capable of gaining new business from the local medical community. In addition, the Company provides appropriate training and orientation to its employees.

Management Information Systems

Management believes that periodic refinement and upgrading of its management information systems, which permit management to closely monitor operating activities is important to the Company’s business. The Company’s financial systems provide, among other things trended financial data, and financial comparisons to prior periods.  These systems provide a means for management to monitor key statistical data such as accounts receivable, payor mix, cash collections, revenue mix and expense trends. Additionally, Medicare and other third party claims are billed electronically through the Company’s systems thereby facilitating and improving the timeliness of accounts receivable collections. The Company also maintains a communication network that provides company-wide access to email and the Internet.

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

Revenues

A portion of the Company’s revenues is derived from third-party payors including the United States Department of Veterans Affairs, Medicare, private insurers, and Medicaid.  VA is a government-run military veteran benefit system with Cabinet-level status. VA provides patient care and federal benefits to US military veterans and their dependents.  The agency is the second largest of the 15 cabinet departments and offers health-care and financial assistance programs to US military veterans and their dependents. We provide equipment and services to persons eligible for VA benefits in the regions covered. Through Mobility Freedom, we are a VA and Vocational Rehabilitation (VR) state certified vendor. Medicare is a federally-funded and administered health insurance program that provides coverage for beneficiaries who require certain medical services and products. Medicaid is a state-administered reimbursement program that provides reimbursement for certain medical services and products. Amounts paid under these programs are based upon fixed rates. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise is delivered, or equipment is rented to patients. Revenues are recorded at net realizable amounts estimated to be paid by customers and third party payors. Our billing system contains payor-specific price tables that reflect the fee schedule amounts, as available, in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Net revenues are recorded based upon the applicable fee schedule. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the period known.

Sales revenues and related services include all product sales to customers and are derived from the sale and rental of wheelchair vans, respiratory therapy equipment, and the sale of home health care equipment and medical supplies, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and recorded at the expected payment amount based upon the type of product and the payor when the Company has obtained the properly completed Certificate for Medical Necessity (“CMN”) from the health care provider, when applicable. Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy, and home health care equipment. All rentals of the equipment are provided by the Company on a month-to-month basis and revenue is recorded at the expected payment amount based upon the type of rental and the payor when the Company has obtained the properly completed CMN from the health care provider, when applicable. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.

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

Because the Company derives a significant portion of its revenues from the United States Department of Veterans Affairs and from Medicare and Medicaid reimbursement, material changes in reimbursement policies have a material impact on its revenues and consequently, on its business operations and financial results. Reimbursement levels typically are subject to downward pressure as the federal and state governments and managed care payors seek to reduce payments.

Management is working to counter the adverse impact of any future reimbursement reductions through a variety of initiatives designed to grow revenues, improve productivity, and cost efficiencies and reduction. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse impact could be material.

Collections

The Company has three key initiatives in place to maintain and/or improve collections of accounts receivable: (i) proper staffing and training; (ii) process redesign and standardization; and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

Net accounts receivable at December 31, 2011 was $1,042,953, compared to net accounts receivable of $254,362 at December 31, 2010.

We derive a portion of our revenue from reimbursement by third-party payors. We generally do not require collateral or other security in extending credit to patients however we routinely obtain and accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid, other federally funded programs (including the Veterans Administration) and private insurance carriers, as well as from customers under co-insurance provisions. The following table sets forth, for the periods indicated, the percentage of our total revenues derived from different types of payors for both segments.

	Year Ended December 31,
Payors	2011	2010
Veterans Affairs	24%	—%
Medicare and Medicaid programs	6	26
Private insurance	19	60
Direct payment	51	14

	100%	100%

An important indicator of the Company’s accounts receivable collection efforts is the monitoring of the days sales outstanding (“DSO”). The Company monitors DSO trends for the Company as part of the management of the billing and collections process. An increase in DSO usually results from slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing process.  The table below shows the Company’s DSO for the periods indicated and is calculated by dividing patient accounts receivable by the average daily revenue for the previous 90 days, net of bad debt expense for each segment:

	2011	2010
Home healthcare	49 days	89 days
Wheelchair conversion vans	20 days	—

The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

Sales and Marketing

The Company has increased its focus on growth through acquisition as well as sales and marketing efforts and strategic partnerships over the past several years in an effort to improve revenues. During this time, management implemented changes designed to improve the effectiveness of the Company’s selling efforts. These include revisions to the Account Executive commission plans and a restructuring of the sales organization.  Management believes these actions have resulted in a more focused sales management team.

The Company’s sales and marketing focus for 2012 and beyond includes: (i) increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; and (iii) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow revenues will be critical to the Company’s success. Management will continue to review and monitor progress with its sales and marketing efforts.

Competition

Wheelchair Vans

Most of the wheelchair van markets are granted by the major manufacturers to dealers and the territory is protected.  Contractually there are criteria that must be maintained to retain the territory.  Criteria generally involve minimum unit sales per annum.   The Company was in compliance with all agreements at December 31, 2011.  Management believes that the competitive factors most important in wheelchair van sales are obtaining territories from the major manufacturers.

Wheelchair van rental competition varies from national franchise companies that just do wheelchair van rental to smaller companies. There are still relatively few barriers to entry in the local markets served by the Company, with the biggest hurdle being the capital outlay required.  Therefore, the Company could encounter competition from new market entrants.  We believe the Orlando market has a heavier concentration of wheelchair van rental companies due to the many tourist attractions in the area.

Home Health Care

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. The home health care industry is consolidating but remains highly fragmented and competition varies significantly from market to market. There are still relatively few barriers to entry in the local markets served by the Company, and the Company could encounter competition from new market entrants.  Management believes that the competitive factors most important in the Company’s lines of business are quality of service, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, clinical expertise, and the range of services offered.

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

Employees

At December 31, 2011, the company had 73 employees.   None of our employees are covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risk. However, the risks and uncertainties our company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

RISKS RELATED TO OUR RELIANCE ON MEDICARE, MEDICAID AND OTHER THIRD-PARTY REIMBURSEMENT

THE COST OF SUBSTANTIAL PORTION OF BOTH WHEELCHAIR VEHICLES AND OF HEALTHCARE IS FUNDED BY GOVERNMENT AND PRIVATE INSURANCE PROGRAMS. IF THIS FUNDING IS REDUCED OR BECOMES LIMITED OR UNAVAILABLE TO OUR CUSTOMERS, OUR BUSINESS MAY BE ADVERSELY IMPACTED.

Third-party payers include Veterans Administration, Medicare, Medicaid and private health insurance providers. Third-party payers are increasingly challenging prices charged for healthcare services. We cannot assure you that our services will be considered cost-effective by third-party payers that reimbursement will be available or that payer reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM PATIENTS WITH PRIMARY HEALTH COVERAGE UNDER MEDICARE PART B, AND AS SUCH, ANY DECREASES IN MEDICARE PART B REIMBURSEMENT RATES ARE LIKELY TO HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, REVENUES, PROFIT MARGINS, PROFITABILITY, OPERATING CASH FLOWS AND RESULTS OF OPERATIONS.

As a home medical equipment (HME) provider, we are heavily dependent on Medicare reimbursement with approximately 2% of our revenue reimbursed under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

Legislation containing provisions that directly impact reimbursement for the primary HME products that we provide have had a material adverse affect on our financial condition, revenues, profitability, profit margins, operating cash flows and results of operations. The most recent health care reform enacted in March 2010 is discussed in more detail below. Prior legislation with continued impact on our business includes, but is not limited to:

•

Medicare Improvements for Patients and Providers Act of 2008 (MIPPA). MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other HME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009.

•

Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”). The SCHIP Extension Act reduced Medicare reimbursement amounts for certain covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008.

•

Deficit Reduction Act of 2005 (DRA). DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for HME items subject to capped rental payments beginning in 2007.

•

Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for certain categories of durable medical equipment (DME), including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive acquisition program for HME and implemented quality standards and accreditation requirements for HME suppliers.

These legislative provisions, as currently in effect and when fully implemented, have had and will have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

POSSIBLE CHANGES IN THE CASE MIX OF PATIENTS, AS WELL AS PAYER MIX AND PAYMENT METHODOLOGIES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR HOME HEALTH CARE PROFITABILITY.

The sources and amounts of our home health care revenues will be determined by a number of factors, including the mix of patients and the rates of reimbursement among payers. Changes in the case mix of the patients as well as payer mix among private pay, Medicare and Medicaid may significantly affect our profitability. In particular, any significant increase in our Medicaid population or decrease in Medicaid payments could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES UNDER MEDICAID COULD NEGATIVELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations. Further, President Obama’s budget for fiscal year 2012 includes provisions that may limit Medicaid reimbursement of HME based on Medicare’s competitive bidding payment rates. We cannot predict at this time whether the President’s proposal or other measures may be adopted in the future and the impact of such legislation on our financial condition, revenues, profit margin, profitability, operating cash flows and results of operations.

HEALTH CARE REFORM, INCLUDING RECENTLY ENACTED LEGISLATION, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR INDUSTRY AND OUR RESULTS OF OPERATIONS.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA), which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical and medical device industries. The PPACA includes, amount other things, the following measures:

•

expansion of Round 2 of competitive bidding to 21 additional metropolitan areas (to a total of 91), and by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices;

•	annual, non-deductible fees on any entity that manufacturers or imports certain prescription drugs and biologics, beginning in 2011;

•	a deductible excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, beginning in 2013;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•	elimination of the option to purchase power mobility devices, beginning January 1, 2011; and

•	new face-to-face encounter requirements for DME and home health services.

There are also current proposals at the federal level to impose additional measures involving our industry. President Obama’s budget for fiscal year 2012 includes measures to control expenditures that may require Medicare claims processors to review all power wheelchair claims before payment is made. Further, in January 2011 the U.S. Government Accountability Office released a report that found that Medicare payment rates for home oxygen generally exceeded other payors’ rates and recommended that the Centers for Medicare & Medicaid Services (CMS) unbundle payment for portable oxygen refills from the rental payment for stationary equipment. CMS disagreed with the recommendations on the grounds that such policy changes would not yield immediate savings to the program, but it remains uncertain whether CMS or Congress will take action to further reduce payments for home oxygen. We cannot predict at this time the impact of the PPACA and/or other healthcare reform measures that may be adopted in the future on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

LEGISLATIVE AND REGULATORY ACTIONS RESULTING IN CHANGES IN REIMBURSEMENT RATES OR METHODS OF PAYMENT FROM MEDICARE AND MEDICAID, OR IMPLEMENTATION OF OTHER MEASURES TO REDUCE REIMBURSEMENT FOR OUR SERVICES, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR HOME HEALTH CARE REVENUES AND OPERATING MARGINS.

In fiscal 2011, 6% percent of our total net revenues were generated from Medicare and Medicaid and Local Government programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates. For example, Congress currently has under discussion a number of healthcare reform measures, some of which include reimbursement changes to home health and hospice that can, if enacted, negatively impact HASCO and other providers. The legislative environment is presently very fluid, and the Company is monitoring the situation closely.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM THIRD-PARTY PAYORS COULD NEGATIVELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

Private payors continually seek to control the cost of providing health care services through direct contracts with health care providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures and the assumption by the health care provider of all or a portion of the financial risk. Reimbursement payments under private payor programs may not remain at current levels and may not be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs, and we may suffer deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. We may be compelled to lower our prices due to increased pricing pressures, which could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

REFORMS TO THE UNITED STATES HEALTHCARE SYSTEM MAY ADVERSELY AFFECT OUR BUSINESS.

From time to time, Congress has proposed and passed a number of legislative initiatives, impacting HME suppliers. Currently pending are initiatives that include possible repeal of PPACA. In addition, a number of states have challenged the constitutionality of certain provisions of PPACA and many of these challenges are still pending final adjudication in several jurisdictions. At this time, it remains unclear whether there will be any changes made to PPACA, whether to certain provisions or its entirety. We cannot assure you that PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of PPACA and the new law is uncertain. Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.

RISKS RELATED TO OUR COMPLIANCE WITH FEDERAL AND STATE REGULATORY AGENCIES, AS WELL AS ACCREDITATION STANDARDS

HOME HEALTH CARE IS A HEAVILY REGULATED INDUSTRY, AND CHANGES IN REGULATIONS AND VIOLATIONS OF REGULATIONS MAY RESULT IN INCREASED COSTS OR SANCTIONS.

Our home health care business is subject to extensive federal, state and, in some cases, local regulation. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs or reduce revenue and thereby adversely affect the financial viability of our business. Because these laws are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies, including fines, the revocation of licenses or decertification. Unanticipated increases in operating costs or reductions in revenue could adversely affect our liquidity.

WE ARE SUBJECT TO REVIEWS, COMPLIANCE AUDITS AND INVESTIGATIONS THAT COULD RESULT IN ADVERSE FINDINGS THAT NEGATIVELY AFFECT OUR NET SERVICE REVENUES AND PROFITABILITY.

As a result of our participation in Medicaid, Medicare programs, VA programs and other state and local governmental programs, we are subject to various reviews, audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as applicable laws, regulations and conditions of participation. If we fail to meet any of the conditions of participation or coverage, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, the imposition of fines or other sanctions, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses or disqualification from federal and state reimbursement programs. These actions may adversely affect our ability to provide certain services, to receive payments from other payors and to continue to operate. Additionally, actions taken against one of our locations may subject our other locations to adverse consequences. We may also fail to discover all instances of noncompliance by our acquisition targets, which could subject us to adverse remedies once those acquisitions are complete. Any termination of one or more of our locations from the Medicare program or another state or local program for failure to satisfy such program’s conditions of participation could adversely affect our net service revenues and profitability.

Payments we receive in respect of Medicaid and Medicare can be retroactively adjusted after a new examination during the claims settlement process or as a result of pre- or post-payment audits. Federal, state and local government payors may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable because proper documentation was not provided or because certain services were not covered or deemed necessary. In addition, other third-party payors may reserve rights to conduct audits and make reimbursement adjustments in connection with or exclusive of audit activities. Significant adjustments as a result of these audits could adversely affect our revenues and profitability.

In 2006, the federal government launched a national pilot program utilizing independent contractors known as recovery audit contractors (“RAC”), to identify and recoup Medicare overpayments. RACs are paid a contingent fee based on amounts recouped. An initial demonstration project implemented in several states resulted in the return of over $900 million in overpayments to Medicare between 2005 and 2008 from various provider types. The RAC program is now permanently implemented in all 50 states. This expansion may lead to an increase in the number of overpayment reviews, more aggressive audits and more claims for recoupment. If future Medicare RAC reviews result in significant refund payments, it would have an adverse effect on our financial results.

Under the RAC program, third party firms engaged by CMS conduct extensive reviews of claims data and non-medical and other records to identify potential improper payments under Medicare. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the healthcare industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers.

Although we have invested substantial time and effort in implementing policies and procedures to comply with laws and regulations, we could be subject to liabilities arising from violations. A violation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate. If we become subject to material fines or if other sanctions or other corrective actions are imposed upon us, we may suffer a substantial reduction in revenues.

LACK OF ACCREDITATION OF OUR OPERATING LOCATIONS OR FAILURE TO MEET GOVERNMENT STANDARDS FOR COVERAGE AND PAYMENT COULD RESULT IN A DECLINE IN OUR REVENUES.

Currently, all of our operating locations are accredited by the Joint Commission (formerly referred to as the Joint Commission on the Accreditation of Healthcare Organizations). If future reviews by the Joint Commission do not result in continued accreditation of our operating locations, we would likely experience a decline in our revenues. Further, as required by the MMA, any entity or individual that bills Medicare for home medical equipment and certain supplies and has a Medicare supplier number for submission of claims must be accredited as meeting quality standards issued by CMS as a condition of receiving payment from the Medicare program. The standards for HME suppliers consist of business-related standards, such as financial and human resources management requirements, which are applicable to all HME suppliers, and product-specific quality standards, and which focus on product specialization and service standards. The product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards though there can be no assurance that we will be able to comply with the quality standards in all instances.

The MMA also authorized CMS to establish clinical conditions for payment for home medical equipment. These clinical conditions for payment could limit or reduce the number of individuals who can sell or provide our products and could restrict coverage for our products. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. In addition, the PPACA requires a face-to-face encounter by certain providers prior to certification for home health services or DME. Because we have Medicare supplier numbers and are subject to clinical conditions for payment, our failure to meet such conditions could affect our ability to bill and, therefore, could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations. At this time, we cannot predict the full impact that the clinical conditions will have on our business.

WE ARE ALSO SUBJECT TO FEDERAL AND STATE LAWS THAT GOVERN FINANCIAL AND OTHER ARRANGEMENTS AMONG HEALTHCARE PROVIDERS.

Federal law prohibits the knowing and willful offer, payment, solicitation or receipt, directly or indirectly, of remuneration to induce, arrange for, or in return for, the referral of federal health care program beneficiaries for items or services paid for by a federal health care program. State laws also prohibit such payments for Medicaid beneficiaries and some states have expanded anti-kickback statutes. The federal law known as the “Stark Law” prohibits certain financial arrangements with physicians. State laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to encourage the referral of patients to a particular provider for medical products and services. Furthermore, some states have enacted laws similar to the Stark Law, which restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs, civil and criminal penalties, and exclusion from participation in Medicare, Medicaid and other federal and state health care programs.

OUR HOME HEALTH CARE BUSINESS FACES ADDITIONAL FEDERAL REQUIREMENTS THAT MANDATE MAJOR CHANGES IN THE TRANSMISSION AND RETENTION OF HEALTH INFORMATION AND IN NOTIFICATION REQUIREMENTS FOR ANY HEALTH INFORMATION SECURITY BREACHES.

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

RISKS RELATED TO OPERATIONAL AND FINANCIAL PERFORMANCE

THE COMPANY HAS INCURRED RECURRING LOSSES WHICH COULD IMPACT ITS ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has incurred recurring losses resulting in a accumulated deficit, negative cash flows from operations and negative working capital.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s lans in regard to these uncertainties are described in Note 2 to the financial statements.

THE LOSS OF FINANCING FOR VEHICLE PURCHASES AND/OR THE LOSS OF MAJOR CREDIT LINES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The Company has a financing plan for floor planning its wheelchair vehicles and has a line of credit used for financing its accounts receivable.  The Company believes that it can meet all financial covenants under these arrangements and that such agreements will be renewed when they come due.  However there can be no assurance of this and the loss of this financing would have a material adverse effect on the Company.

THE MARKET IN WHICH THE COMPANY OPERATES IS HIGHLY COMPETITIVE, AND IF THE COMPANY IS UNABLE TO COMPETE SUCCESSFULLY, ITS BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

The wheelchair vehicle market is relatively competitive and increased competition could cause downward price pressure.  The barrier to entry consists primarily of the ability to modify the vehicle with needed hand and voice controls.

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

BOTH THE PROVISION OF MODIFICATIONS TO WHEELCHAIR VANS AND HEALTHCARE SERVICES ENTAILS AN INHERENT RISK OF LIABILITY, AND THE COMPANY’S INSURANCE MAY NOT BE SUFFICIENT TO EFFECTIVELY PROTECT THE COMPANY FROM ALL CLAIMS.

The provision of modifications to wheelchair vehicles and also the provision of healthcare services entail an inherent risk of liability. Since the Company installs and modifies wheelchair vans to add various hand and voice controls, there is a risk that there would be a failure of such modifications which could result in an accident and subsequent legal action. Additionally, certain participants in the home healthcare industry may be subject to lawsuits that may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company’s insurance coverage will not arise. A successful claim against the Company in excess of the Company’s insurance coverage could have a material adverse effect upon the operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company’s ability to attract customers or to expand its business.

A TIGHTENING OF AVAILABILITY OF AUTO LOANS TO CONSUMERS COULD IMPACT THE SALES OF WHEELCHAIR VEHICLES.

If consumers are unable to obtain financing for the portion of the van that they are responsible for, this could have an adverse effect on our profitability.

INABILITY TO MAINTAIN SIGNIFICANT VENDOR RELATIONSHIPS COULD RESULT IN A SIGNIFICANT DISRUPTION IN OUR BUSINESS, MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN AN INABILITY TO SERVE OUR PATIENTS IF WE LOSE THESE RELATIONSHIPS.

We currently have certain critical vendor relationships. Although we have been able to maintain such relationships without material interruption in the past, there can be no assurance that such relationships will continue. Should any of these vendors elect not to provide services, wheelchair vehicles, equipment, inhalation drugs or supplies to us, there would likely be a significant disruption to our business, a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations and an inability to serve our patients until such time as a replacement vendor could be identified. This would likely occur if there is a deterioration or perceived deterioration in our financial position, including our standing with respect to our senior subordinated debt. Moreover, there can be no assurance that the pricing structure that we currently enjoy would be matched by a replacement vendor. Additionally, any future issues with liquidity, debt covenant compliance or declines in our results of operations, could adversely impact our ability to leverage our purchasing activities with new or existing vendors.

THE COMPANY’S HOME HEALTH CARE BUSINESS DEPENDS ON RETAINING AND OBTAINING PROFITABLE MANAGED CARE CONTRACTS, AND THE COMPANY’S BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED IF IT IS UNABLE TO RETAIN OR OBTAIN SUCH MANAGED CARE CONTRACTS.

As managed care plays a significant role in markets in which the Company operates its home health care business, the success of this portion of the Company will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services, by increasing retrospective payment audits, and by negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, it will experience declining profitability in its home health care line unless the Company also decreases its cost for providing those services and increases higher margin services.

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

IF WE DO NOT ENHANCE AND MAINTAIN EFFECTIVE AND EFFICIENT INFORMATION SYSTEMS, THEN OUR OPERATIONS MAY BE DISRUPTED AND OUR ANTICIPATED OPERATING EFFICIENCY MAY NOT BE REALIZED.

Our operations are dependent on the enhancement and uninterrupted performance of our information systems. Failure to enhance and maintain reliable information systems or disruptions in our information systems could cause disruptions in our business operations, including billing and collections, loss of existing patients and difficulty in attracting new patients, patient and payor disputes, regulatory problems, increases in administrative expenses or other adverse consequences, any or all of which could disrupt our operations and prevent us from achieving operating efficiency.  We rely on information technology systems to process, transmit and store electronic information, including electronically maintained and transmitted patient health information.   Hence, telecommunications and information technology system disruptions and failures at any of our facilities could significantly disrupt our operations.  Like most companies, our information technology systems may be vulnerable to a variety of failures or disruptions due to events beyond our control, including, but not limited to natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.  We have technology security initiatives and disaster recovery plans in place to mitigate its risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that our operations are not disrupted.

INCREASES IN OUR COSTS COULD ERODE OUR PROFIT MARGINS AND SUBSTANTIALLY REDUCE OUR NET INCOME AND CASH FLOWS.

Cost containment in the health care industry, fueled, in part, by federal and state government budgetary shortfalls, is likely to result in constant or decreasing reimbursement amounts for our equipment and services. As a result, we must control our operating cost levels, particularly labor and related costs. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage administrative and service employees. Since reimbursement rates are established by fee schedules mandated by Medicare, Medicaid and private payors, we are not able to offset the effects of general inflation in labor and related cost components, if any, through increases in prices for our equipment and services. Consequently, such cost increases could erode our profit margins and reduce our net income.

IF WE FAIL TO CULTIVATE NEW OR MAINTAIN ESTABLISHED RELATIONSHIPS WITH PHYSICIANS AND OTHER REFERRAL SOURCES, THEN OUR REVENUES MAY DECLINE.

Our success, in part, is dependent upon referrals and our ability to maintain good relations with physicians and other referral sources. Physicians and other medical personnel that refer patients to us are not our employees, and are free to refer their patients to our competitors. If we are unable to successfully cultivate new referral sources and maintain strong relationships with our current referral sources, then our revenues may decline.

WE ARE HIGHLY DEPENDENT ON OUR KEY PERSONNEL.

Our performance is substantially dependent on the performance and continued efforts of our senior management team. The loss of the services of any of our executive officers or other key employees could result in a decline in our business, results of operations and financial condition. Our future success is dependent on the ability of our managers and sales personnel to manage and promote our business, operations and growth. Any inability to manage our operations effectively could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

IF WE ARE NOT ABLE TO HIRE QUALIFIED MANAGEMENT AND OTHER PERSONNEL, OR IF COSTS OF COMPENSATION OR EMPLOYEE BENEFITS INCREASE SUBSTANTIALLY, THEN OUR ABILITY TO DELIVER EQUIPMENT AND SERVICES EFFECTIVELY COULD SUFFER AND OUR PROFITABILITY WOULD LIKELY DECLINE.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel. Our highest cost is in the payment of salaries to our approximately 73 full time employees. We face significant competition in the recruitment of qualified employees. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely decline. Further, in the event that our business operations or financial condition further deteriorate, we may not be able to maintain or recruit critical employees.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.   Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiency related to (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit function. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. . We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

COMPLIANCE WITH THE REPORTING REQUIREMENTS OF FEDERAL SECURITIES LAWS CAN BE EXPENSIVE AND MAY DIVERT RESOURCES FROM OTHER PROJECTS, THUS IMPAIRING OUR ABILITY GROW.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were a privately owned company.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the Securities and Exchange Commission current and interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the OTC Bulletin Board or to list on any national securities exchange.

RISKS RELATING TO OUR COMMON STOCK

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	our ability to execute our business plan; sales of our common stock;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results; and inability to develop or acquire new or needed technology.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE HAVE NOT PAID CASH DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

OUR COMMON STOCK IS DEEMED A “PENNY STOCK,” WHICH WOULD MAKE IT MORE DIFFICULT FOR OUR INVESTORS TO SELL THEIR SHARES.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

OFFERS OR AVAILABILITY FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES

We currently lease 5 properties as follows:

Location	Usage	Square Footage	Annual Rent	Leased From	Lease Expiration
Mobile, Alabama	Southern Medical home health care store & HASCO Executive Office	12,000	$66,000	Unrelated Third Party	6/30/2013
Clermont, Florida	Mobility Freedom store & offices	5,964	$108,485	Connor Properties	4/30/2014
Orlando, Florida	Mobility Freedom store	3,119	$68,095	Connor Properties	4/30/2014
Palm Coast, Florida	Mobility Freedom store	1,000	$14,406	Connor Properties	4/30/2014
Tampa, Florida	Mobility Freedom store	3,000	$34,133	Unrelated Third Party	9/30/2012

The Company believes that the facilities outlined above are adequate to support our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Year Ended December 31, 2011	High	Low
First Quarter	$0.0350	$0.0165
Second Quarter	0.0410	0.0110
Third Quarter	0.0440	0.0125
Fourth Quarter	0.0260	0.0120
Year Ended December 31, 2010
First Quarter	$ N/A	$ N/A
Second Quarter	0.20	0.05
Third Quarter	0.10	0.02
Fourth Quarter	0.03	0.02

Holders

As of March 29, 2012, we had 139 stockholders of record of our common stock. Such numbers of record stockholders was derived from the records maintained by our transfer agent, Olde Monmouth Stock Transfer Company, Inc.

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

Recent Sales of Unregistered Securities

Between May 2011 and August 2011, we issued an aggregate of 4,666,674 shares of common stock for net proceeds of approximately $59,500.

Between June 2011 and December 2011, we issued an aggregate of 8,106,981 shares of our common stock to our directors, executive employees and certain employees of the Company as compensation for services.

In May 2011, we issued 250,000 of our common stock as consideration in connection with the acquisition of Mobility Freedom Inc.

In November 2011, we issued 2,857,143 of our common stock as consideration in connection with the acquisition of Certified Medical Systems II and Certified Auto.

In December 2011, we issued 21,111,111, shares in connection with the payment of loans of $365,000 to one of our directors.

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

On May 12, 2009, we completed the acquisition of Southern Medical & Mobility, Inc. (SMM”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SMM and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became our wholly-owned subsidiary. The former shareholder of Southern Medical & Mobility, Inc. was issued a total of 554,676,000 shares of our common stock in exchange its Southern Medical & Mobility, Inc. shares.

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

On May 13, 2011, we completed the acquisition of Mobility Freedom Inc. and Wheelchair Vans of America.  Mobility Freedom is a Florida Corporation founded in 1999.  A few years after the business started Mobility Freedom, Inc. purchased a van rental company, which now does business under the name “Wheelchair Vans of America.” Pursuant to the terms of the transaction, we paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term for a total consideration of $3,850,000 along with 250,000 shares of HASCO Medical, Inc. common stock.

On November 16, 2011, the Company acquired Certified Medical Systems II (“Certified Medical”) and Certified Auto (“Certified Auto”) (together “Certified”).  Pursuant to the terms of the transaction, HASCO paid the selling shareholders $50,000 in cash and a $50,000 Promissory Note with a 4 year term for a total consideration of $100,000 along with 2,857,143 shares of HASCO Medical, Inc. common stock.

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom, our operations are conducted within two business units:

•	Mobility Freedom, including its rental operations conducted under the trade name Wheelchair Vans of America, and Certified Auto located in Central Florida, and

•	Southern Medical & Mobility located in Mobile Alabama, and Certified Medical located in Ocala Florida

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended December 31, 2011 and notes thereto contained in this report as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company’s operating results and financial condition.

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

•

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

•

We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  We recognize used vehicle revenue when a sales contract has been executed and the vehicle has been delivered.  A reserve for vehicle returns is recorded based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.

•

Vehicles are rented to individuals and are invoice at the date of service.  A reserve for receivables is recorded based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.

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

Goodwill and Other Intangible Assets - In accordance with ASC 350- 30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Reimbursement by Third Party Payors

We derive substantially all of our revenues from reimbursement by third party payors, including Medicare, Medicaid, United States Department of Veterans Affairs (the “VA”) and private insurers. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare and government agencies legislation.

The health care industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry also is subject to frequent legislative and regulatory changes. Our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our managed care payors and patients. State laws also govern, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities and apply to those locations involved in such activities. If we fail to comply with the laws and regulations applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from participating in Medicare, Medicaid and other federal and state health care programs.

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

(1)  Competitive Bidding Program for HME. On April 2, 2007, CMS issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. Round one of the competitive bidding program began on July 1, 2008 in ten high-population competitive bidding areas (CBAs). On July 15, 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding. As a result of the delay, CMS cancelled all contract awards retroactively to June 30, 2008. In January 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates are now in effect in the nine markets only, as of January 1, 2011.  CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective as of July 2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. The PPACA legislation requires CMS to expand competitive bidding further to all geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016. We will continue to monitor developments regarding the implementation of the competitive bidding program. While we cannot predict the outcome of the competitive bidding program on our business when fully implemented nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, it is likely that the program will materially adversely affect our financial position and operating results.

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

Results of Operations

The following table provides an overview of certain key factors of our results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010:

	Years ended December 31,
	2011	2010
Net Revenues	$9,514,475	$2,157,530
Cost of sales	6,146,490	766,821
Operating Expenses:
Marketing and selling	306,564	17,177
Depreciation and amortization	180,796	29,208
General and administrative	3,105,298	2,344,521
Total operating expenses	3,592,658	2,390,906
Loss from operations	(224,673)	(1,000,197)
Total other expense	(117,842)	(69,951)
Income tax benefit (expense)	—	—
Net loss	$(342,515)	$(1,070,148)

Other Key Indicators:

	Years ended December 31,
	2011	2010
Cost of sales as a percentage of revenues	64.6%	35.5%
Gross profit margin	35.4%	64.5%
General and administrative expenses as a percentage of revenues	32.6%	108.7%
Total operating expenses as a percentage of revenues	37.8%	110.8%

The following table provides comparative data regarding the source of our net revenues for our Home Healthcare segment in each of these periods:

	Years ended December 31,
	2011	2010
Product Sales	$587,617	$1,425,039
Rental Revenue	1,242,681	732,491
Service Revenue	23,248	—
Total Net Revenues:	$1,853,546	$2,157,530

Gross profit as a Percentage of Net Revenues	Years ended December 31,
from Home Healthcare segment	2011	2010
Product sales	8%	37%
Rental Revenue	61%	27%
Service Revenue	1%	—

The following table provides comparative data regarding the source of our net revenues for our Wheelchair Conversion Van segment in each of these periods:

	Years ended December 31,
	2011	2010
Product Sales	$7,289,564	$—
Rental Revenue	272,762	—
Service Revenue	98,603	—
Total Net Revenues:	$7,660,929	$—

Gross profit as a Percentage of Net Revenues	Years ended December 31,
from Wheelchair Conversion Van segment	2011	2010
Product sales	22%	—
Rental Revenue	4%	—
Service Revenue	1%	—

Year ended December 31, 2011 and 2010

Net Revenues

For the year ended December 31, 2011, we reported revenues of $9,514,475 as compared to revenues of $2,157,530 for the year ended December 31, 2010, an increase of $7,356,945 or approximately 341%. Product sales for our Home Healthcare segment for the year ended December 31, 2011 decreased by $837,422, or approximately 59% as compared to the year ended December 31, 2010. Rental revenue for our Home Healthcare segment for the year ended December 31, 2011 increased by $509,740 or 70% approximately as compared to the year ended December 31, 2010. The overall decrease of product sales for our Home Healthcare segment is due to the impact of the 9.5% Medicare Improvement for Patients and Providers Act of 2008 (MIPPA) reduction, lower reimbursement rates from third party payors and lower hospital, hospice and nursing home census levels. The increase in rental revenue for our Home Healthcare segment is primarily attributable the revision by Medicare on the power wheelchair payment rule whereby  instead of a purchase option, Medicare requires that the power chair is rented over a period of 13 months and after the 13th month ownership of the chair will transfer to the patient.

Product sales and Rental revenue for our Wheelchair Conversion Van segment for the year ended December 31, 2011 amounted to $7,289,564 and 272,762, respectively. Additionally, Service revenue for our Wheelchair Conversion Van segment for the year ended December 31, 2011 amounted to $98,603. The overall increase of revenue for our Wheelchair Conversion Van segment is due to the acquisition of Mobility Freedom Inc. on May 13, 2011. Approximately 30% of Mobility Freedom’s revenue was derived from veterans receiving benefits from VA. We do not have comparable revenue during the year ended December 31, 2010.

Cost of Sales

The following table provides comparative data regarding Cost of Sales for our two segments in each of these periods:

	Years ended December 31,
Cost of sales as a Percentage of Net Revenues	2011	2010
Home Healthcare Segment	5.9%	35.5%
Wheelchair Conversion Van Segment	58.7%	—%

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the year ended December 31, 2011, cost of sales was $6,146,490, or approximately 64.6% of revenues, compared to $766,821, or approximately 35.5% of revenues, for the year ended December 31, 2010. During the year ended December 31, 2011, cost of sales increased due to increased revenues related to our Wheelchair Conversion Van Segment. We do not have a comparable cost of sales for our Wheelchair Conversion Van Segment during the prior year.  The overall increase of cost of sales for our Wheelchair Conversion Van segment is due to the acquisition of Mobility Freedom Inc. on May 13, 2011. During the year ended December 31, 2011, cost of sales as a percentage of net revenues for our Home Healthcare Segment decreased due to increased rental revenues as compared to the year ended December 31, 2010.

Gross Profit

During the year ended December 31, 2011, our gross profit for our product sales for our home healthcare segment as a percentage of net revenues from our home healthcare segment decreased by approximately 29% as compared to the year ended December 31, 2010 as a result of the decrease in product sales. During the year ended December 31, 2011, our gross profit for our rental revenue for our home healthcare segment as a percentage of net revenues from our home healthcare segment increased by approximately 34% as compared to the year ended December 31, 2010. The increase in gross profit of rental revenue is primarily attributable to the increase in rental revenues during 2011.

During the year ended December 31, 2011, our gross profit for our product sales, rental revenue and service revenue for our Wheelchair Conversion Van Segment as a percentage of net revenues from our Wheelchair Conversion Van Segment increased by approximately 27% as compared to the year ended December 31, 2010. The overall increase of gross profit for our Wheelchair Conversion Van segment is due to the acquisition of Mobility Freedom Inc. on May 13, 2011. We do not have comparable revenue during the year ended December 31, 2010.

Total Operating Expenses

Our total operating expenses increased approximately 50.3% to $3,592,658 for the year ended December 31, 2011 as compared to $2,390,906 for the year ended December 31, 2010. These changes include:

•            Marketing and Selling. For the year ended December 31, 2011, marketing and selling costs were $246,319 as compared to $17,177 for the year ended December 31, 2010, an increase of $229,142. This increase in marketing and selling costs was a result of the acquisition of Mobility Freedom Inc. in May 2011.

•            Depreciation and amortization expense. For the year ended December 31, 2011, depreciation expense amounted to $180,796 as compared to $29,208 for the year ended December 31, 2010, an increase of $151,588. This increase is primarily attributable to the amortization of intangible assets as a result of the acquisition of Mobility Freedom Inc. in May 2011.

•            General and administrative expense. For the year ended December 31, 2011, general and administrative expenses were $3,165,543 as compared to $2,344,521 for the year ended December 31, 2010, an increase of $821,022. For the year ended December 31, 2011 and 2010 general and administrative expenses consisted of the following:

	Year Ended December 31, Fiscal Q1
	2011	2010
Rent	$203,182	$68,233
Employee compensation	2,214,763	1,404,626
Professional fees	217,650	162,813
Internet/Phone	77,248	36,154
Travel/Entertainment	77,518	45,921
Bad debt (recovery) expense	(17,273)	57,328
Insurance	142,381	51,695
Management fee	—	360,000
Other general and administrative	250,074	157,751
	$3,165,543	$2,344,521

•

For the year ended December 31, 2011, Rent expense increased by $134,949or 198%. The increase is primarily attributable to our new offices located in Florida as a result of the acquisition of Mobility Freedom Inc. in May 2011.

•

For the year ended December 31, 2011, employee compensation, related taxes and stock-based compensation expenses decreased to $2,214,763 as compared to $1,404,626, an increase of $810,137 or 58%. The increase was due to an increase in number of employees and commission expense as compared to the 2010 period as a result of the acquisition of Mobility Freedom Inc. in May 2011.

•

For the year ended December 31, 2011, professional fees increased to $217,650 as compared to $162,813, an increase of $54,837 or 33.7%. The increase is primarily related to increase in accounting fees and legal fees related to the acquisition of Mobility Freedom Inc. in May 2011.

•

For the year ended December 31, 2010, internet/telephone expense increased to $77,248 as compared to $36,154, an increase of $41,094 or 114%. Such increase is primarily attributable to an increase in operations as a result of the acquisition of Mobility Freedom Inc. in May 2011.

•

For the year ended December 31, 2011, travel and entertainment expense increased to $77,518 as compared to $45,921. Travel and entertainment expense increased due to increase sales-related travel related to our subsidiary, Mobility Freedom Inc.

•

For the year ended December 31, 2011 bad debt expense decreased by $74,601 as compared to the year ended December 31, 2010. The decrease was due to decreased write offs as a result of the detailed review of Accounts Receivable aging by senior management and improvement in collections.

•

For the year ended December 31, 2011 insurance expense increased to $142,381 as compared to $51,695 for the year ended December 31, 2010, an increase of $90,686, or 175%. The increase is primarily related to an increase in general liability insurance expense related to our subsidiary, Mobility Freedom Inc. in May 2011.

•

For the year ended December 31, 2011 Management fee expense decreased to $0 as compared to $360,000 for the year ended December 31, 2010. The decrease in management fee was primarily attributable to the termination of the management agreement in January 2011.

•

For the year ended December 31, 2011 other general and administrative expense increased to $250,074 as compared to $157,751 for the year ended December 31, 2010. The increase is primarily attributable to increase in office expense, office supplies and automobile expense by the Company. Additionally, the increase is due to an increase in operations as a result of the acquisition of Mobility Freedom Inc. in May 2011.

LOSS FROM OPERATIONS

We reported loss from operations of $224,673 for the year ended December 31, 2011 as compared to $1,000,197 for the year ended December 31, 2010.

OTHER EXPENSES

Interest Expense. For the year ended December 31, 2011, interest expense amounted to $197,842 as compared to $69,951 for the year ended December 31, 2010, an increase of $127,891. The increase is primarily attributable due to increase interest expense in connection with notes payable issued during the fiscal year 2011 related to the acquisition of Mobility Freedom Inc. and Certified.

NET LOSS

Our net loss was $342,515 for the year ended December 31, 2011 compared to a net loss $1,070,148 for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010	$ Change	% Change
Working capital surplus (deficit)	$(356,347)	$(356,324)	$(23)	(0.01%)

Cash	212,460	423	212,037	50,127%
Accounts receivable, net	1,042,953	254,362	788,591	310%
Inventory	2,444,563	76,356	2,368,207	3,101.5%
Total current assets	3,789,183	349,986	3,439,197	982.7%
Property and equipment, net	526,571	147,769	378,802	256.4%
Intangible property, net	3,695,755	—	3,695,755	100%
Total assets	8,011,929	498,175	7,513,754	1,508.3%

Accounts payable and accrued liabilities	2,627,326	612,282	2,015,044	329%
Customer deposits and deferred revenue	175,464	—	175,464	100%
Line of credit	898,713	—	898,713	100%
Notes payable-current	108,091	18,005	90,896	504.8%
Notes payable, related party-current	154,346	—	154,346	100%
Total current liabilities	4,145,530	706,310	3,439,220	486.9%
Notes payable-long term	1,947,994	152,509	1,945,485	77,540%
Notes payable, related party-long term	1,784,020	—	1,784,020	100%
Total liabilities	7,877,544	858,819	7,018,725	817.3%
Accumulated deficit	(4,667,198)	(4,324,683)	(342,515)	7.9%
Stockholders’ equity (deficit)	$134,385	$(360,644)	$495,029	(137.3%)

Net cash used in operating activities was $489,576 for the year ended December 31, 2011. For the year ended December 31, 2011, we had net loss of $342,515 offset by non-cash items such as depreciation and amortization expense of $295,666 and stock-based compensation of $156,794, add back decreases from changes in assets and liabilities of $582,248 and bad debt recovery of $17,273. During the year ended December 31, 2011 we experienced an increase in accounts receivable of $771,318, an increase in inventory of $2,580,833, an increase in prepaid expenses of $70,362 and an increase in accounts payable and accrued liabilities of $2,664,801.

Net cash used in operating activities was $222,939 for the year ended December 31, 2010. For the year ended December 31, 2010, we had net loss of $1,070,148 offset by non-cash items such as depreciation expense of $173,652, bad debt of $57,328, stock-based compensation of $237,440, amortization of debt discount of $25,000, amortization of debt issuance cost of $3,000 and increases from changes in assets and liabilities of $350,789. During the year ended December 31, 2010 we experienced an increase in accounts receivable of $70,500, a decrease in inventory of $27,750, an increase in prepaid expenses of $5,355, and an increase in accounts payable and accrued liabilities of $398,894.

Net cash used in investing activities for the year ended December 31, 2011 was $154,223 as compared to net cash used in investing activities of $66,291 for the year ended December 31, 2010. During the year ended December 31, 2011 and 2010, we used cash for property and equipment purchases.

Net cash provided by financing activities for the year ended December 31, 2011 was $855,836. For the year ended December 31, 2011, net cash provided by financing activities consist of proceeds from sale of common stock of $79,500 and proceeds from advances from line of credit of $898,713 offset by payments on notes payable of $122,377.

Net cash provided by financing activities for the year ended December 31, 2010 was $289,453. For the year ended December 31, 2010, net cash provided by financing activities consist of proceeds from sale of common stock of $142,000 and proceeds from issuance of debts of $170,513 offset by payment of debt issuance cost $3,000 and payments on notes payable of $66,083.

At December 31, 2011 we had a working capital deficit of $356,347 and accumulated deficit of $(4,667,198).

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2011.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Lease	$659,094	$306,041	$353,053	$—	$—
Line of credit	898,713	898,713	—	—	—
Notes payable	2,056,895	108,901	234,225	240,434	1,473,335
Notes payable – related party	1,938,366	154,346	337,838	380,798	1,065,384
Total Contractual Obligations:	$5,553,068	$1,468,001	$925,116	$621,232	$2,538,719

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

Recently Issued Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update does not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update does not have a material impact on the Company’s consolidated financial statements.

 In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The ASU is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows. This update is not expected to have a material impact on the Company’s consolidated financial statements.

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2011, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal audit functions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiency related to (i) our internal audit functions and  (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31,  2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our executive officers and directors:

Name	Age	Position
Hal Compton, Sr.	64	Chairman of the Board
Hal Compton, Jr.	39	Chief Executive Officer and Director
Robyn Priest	61	Chief Financial Officer
Bill Marginson*	65	Director
Barry McCook*	64	Director

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

Robyn Priest is currently the Chief Financial Officer of Hasco Medical Inc. She served as Senior Vice President-Finance and Chief Financial Officer of eTelcharge, Inc.  She also served as Vice President, Controller and Chief Accounting Officer of CompUSA.  She provided executive financial consultation in the retail sector and was a Principle with Arthur Young & Company. Ms. Priest holds a BA in Accounting from the University of South Florida. She is a Certified Public Accountant.

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

Family Relationships

Harold Compton Sr. and Harold Compton Jr. are father and son.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2011, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

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

Director or Officer Involvement in Certain Legal Proceedings

Mr. Compton was Co-Chairman and a 25.5% owner of the Country Sampler Stores, LLC, which filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Code in 2006.  No other director or executive officer was involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

Of the four directors, the Company has determined that Mr. Marginson and Mr. McCook would be considered “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2011 by (1) each person who served as our principal executive officer during fiscal 2011; and (2) our two most highly compensated executive officers as of December 31, 2011 with compensation during fiscal 2011 of $100,000 or more (the “Named Executive Officers”).  The value attributable to any option awards is computed in accordance with ASC Topic 718.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Hal Compton Jr. (1)	2011	169,616	—	25,800	—	—	—	13,212	$208,628
	2010	185,000	—	7,000	—	—	—	12,588	$204,588
Mark Lucky (2)	2011	9,056	—	—	—	—	—	—	$9,056
	2010	10,650	—	—	—	—	—	—	$10,650
James Thomas (3)	2011	37,744	—	18,693	—	—	—	1,479	$57,916
	2010	—	—	—	—	—	—	—	$—
Robyn Priest (4)	2011	—	—	—	—	—	—	—	$—
	2010	—	—	—	—	—	—	—	$—
Alfredo Ollivierre (5)	2011	120,000	—	25,800	—	—	—	5,100	$150,900
	2010	120,000	—	7,000	—	—	—	4,860	$131,860

(1)

Hal Compton Jr. has served as our CEO since May 2009. During 2011, in addition to his salary, his compensation included stock awards to purchase a total of 1,500,000 shares of our common valued at $25,800. During 2010, in addition to his salary, his compensation included stock awards to purchase a total of 1,000,000 shares of our common valued at $7,000. Other compensation for fiscal 2011 and 2010 included $13,212 and $12,588, respectively for payment of health, dental and life insurance.

(2)	Mark Lucky had served as our CFO since May 2009 until April 1, 2011.

(3)

James Thomas had served as our CFO since April 2011 until February 1, 2012. During 2011, in addition to his salary, his compensation included stock awards to purchase a total of 933,333 shares of our common valued at $18,693. Other compensation for fiscal 2011 and 2010 included $1,479 and $0, respectively for payment of health, dental and life insurance.

(4)	Robyn Priest has served as our CFO since February 1, 2012.

(5)

Alfredo Ollivierre has served as our COO since May 2009. During 2011, in addition to his salary, his compensation included stock awards to purchase a total of 1,500,000 shares of our common valued at $25,800. During 2010, in addition to his salary, his compensation included stock awards to purchase a total of 1,000,000 shares of our common valued at $7,000. Other compensation for fiscal 2011 and 2010 included $5,100 and $4,860, respectively for payment of health, dental and life insurance.

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

We believe that the salaries paid to our executive officers during 2011 and 2010 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our company.  Salary is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END DECEMBER 31, 2011
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Hal Compton Jr.	1,000,000 (1)	—	—	—	—	—	—	—	—
Alfredo Ollivierre	1,000,000 (1)	—	—	—	—	—	—	—	—

(1) options vested on November 1, 2011.

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

Pension Benefits

There were no pension benefit plans in effect in 2011.

Nonqualified defined contribution and other nonqualified deferred compensation plans

There were no non-qualified defined contribution or other nonqualified deferred compensation plans in effect in 2011.

Employment Agreements

At this time there are no agreements in place.

Director Compensation

Our Board of Directors is comprised of Hal Compton, Sr., Hal Compton, Jr., Bill Marginson and Barry McCook. Hal Compton, Jr. does not receive any compensation specifically for his Board services. Except for the options granted in fiscal year 2009 and stock awards granted in fiscal year 2011 and 2010 we have not had compensation arrangements in place for members of our Board of Directors and have not finalized any plan to compensate directors in the future for their services as directors. We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board and determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 29, 2012 we had 972,675,204 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2012 by:

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

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Share Exchange (1)	Percent of Class

5% Owners
Mark Lore		176,944,450	18.2%
HASCO Holdings, LLC		646,557,142	66.5%

Officers and Directors

Hal Compton, Sr. (2)	Chairman of the Board	248,597,258	25.6%
Scott Compton (2)	Chief Marketing Officer	216,519,047	22.3%
Hal Compton, Jr. (2)	Chief Executive Officer	218,019,047	22.4%
Barry McCook	Board member	1,200,000	*
Bill Marginson	Board member	200,000	*
Alfredo Ollivierre	Chief Operating Officer	2,500,000	*
Robyn Priest	Chief Financial Officer	187,500	*

All directors and executive officers as a group (7 people)		687,222,852	70.6%

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

We entered into a note payable agreement with our largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years. As of December 31, 2011, accrued interest from such notes payable amounted to $36,250. As part of the acquisition of Mobility Freedom, an additional $1,850,000 note was issued to this shareholder.  At that time the prior and current note was combined for an aggregated installment note with a face value of $2,000,000 at an interest bearing rate of 6% per annum.

We incurred management fees of approximately $360,000 to HASCO Holdings, LLC during the year ended December 31, 2010.

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

In January 2011, an affiliated company for which our CEO, Hal Compton Jr., is an officer and director, loaned $15,000 to the Company. This loan was non-interest bearing and was due on demand. In March 2011, the Company paid back $15,000 of this loan.

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

In December 2011, the Company issued 21,111,111, shares in connection with the payment of loans of $365,000 to the Company’s director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2011	2010
Audit Fees (1)	$46,000	$39,000
Audit Related Fees (2)	8,000	18,000
Tax Fees (3)	—	—
All Other Fees (4)	—	—

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger between BBC Graphics of Palm Beach, Inc. HASCO Holdings, LLC and Southern Medical & Mobility, Inc. *

2.2	Amendment to Articles of Incorporation of BBC Graphics, Inc. *

2.3	Bylaws of Southern Medical & Mobility, Inc. *

2.4	Schedule of Directors and Officers of Surviving Corporation *

2.5	Articles of Incorporation of Southern Medical & Mobility, Inc. *

2.6	Amendments to the Articles of Incorporation of Southern Medical & Mobility, Inc. *

2.7	Amendment to Stock Sale and Purchase Agreement *

2.8	Delaware Certificate of Merger between Southern Medical Acquisition, Inc. and Southern Medical & Mobility, Inc. *

21.1	List of Subsidiaries**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Previously filed

** Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASCO MEDICAL, INC.

By:/s/ Hal Compton, Jr.
March 29, 2012	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hal Compton, Jr.	Chief Executive Officer, principal executive officer	March 29, 2012
Hal Compton, Jr.

/s/ Robyn Priest	Chief Financial Officer, principal financial and accounting officer	March 29, 2012
Robyn Priest

/s/ Hal Compton, Sr.	Director	March 29, 2012
Hal Compton, Sr.

/s/ Bill Marginson	Director	March 29, 2012
Bill Marginson

/s/ Barry McCook	Director	March 29, 2012
Barry McCook

HASCO MEDICAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Reports of Independent Registered Public Accounting Firm	F-2 to F -3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-7

Notes to Audited Consolidated Financial Statements	F-8 to F-23

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of HASCO Medical, Inc. and Subsidiaries

I have audited the consolidated balance sheet of HASCO Medical, Inc. and its subsidiaries as of December 31, 2011 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.  The financial statements of HASCO Medical, Inc. and its subsidiary as of December 31, 2010 were audited by other auditors whose report dated March 25, 2011 on those financial statements included an explanatory paragraph describing going concern issues as discussed in Note 2 to the financial statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of HASCO Medical, Inc. and Subsidiaries as of December 31, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred recurring losses resulting in accumulated deficit, negative cash flows from operations and negative working capital.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to these uncertainties are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA

Palm Harbor, Florida

March 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HASCO Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of HASCO Medical, Inc. and Subsidiary as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HASCO Medical, Inc. and Subsidiary as of December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP

Certified Public Accountants

Boca Raton, Florida

March 25, 2011

Hasco Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010

Assets
Current assets
Cash	$212,460	$423
Accounts receivable, net of allowance for doubtful accounts of $328,177 and $327,697, respectively	1,042,953	254,362
Inventory	2,444,563	76,356
Prepaid expenses and other current assets	89,207	18,845
Total current assets	3,789,183	349,986

Property & equipment, net of accumulated depreciation of $634,857 and $462,995, respectively	526,571	147,769

Intangible property, net of accumulated amortization of $123,804 and $0, respectively	3,695,755	—
Other non-current assets	420	420
Total Assets	$8,011,929	$498,175

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,627,326	$612,282
Other current liabilities	180,780	76,023
Customer deposits and deferred revenue	175,464	—
Line of credit	898,713	—
Notes payable	108,901	18,005
Notes payable to related party	154,346	—
Total current liabilities	4,145,530	706,310

Notes payable, net of current portion	1,947,994	2,509
Notes payable to related party, net of current portion	1,784,020	150,000
Total liabilities	7,877,544	858,819

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 2,000,000,000 shares authorized; 794,578,818 and 746,436,909 shares issued and outstanding, respectively	794,579	746,437
Additional paid-in capital	4,007,004	3,217,602
Accumulated deficit	(4,667,198)	(4,324,683)
Total stockholders’ equity (deficit)	134,385	(360,644)

Total Liabilities and Stockholders’ Equity	$8,011,929	$498,175

The accompanying notes are an integral part of these financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2011	2010

Revenues, net	$9,514,475	$2,157,530
Cost of sales	6,146,490	766,821
Gross Profit	3,367,985.	1,390,709

Operating expenses:
Selling and marketing	246,319	17,177
General and administrative	3,165,543	2,344,521
Depreciation and amortization	180,796	29,208
Total operating expenses	3,592,658	2,390,906

Income (loss) from operations	(224,673)	(1,000,197)

Other income (expense):
Other income, settlement	80,000	—
Interest expenses	(197,842)	(69,951)
Total other income (expense)	(117,842)	(69,951)

Loss from operations before income taxes	(342,515)	(1,070,148)

Provision for income taxes	—	—

Net loss	$(342,515)	$(1,070,148)

Earnings per share:
Basic and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and dilutive	759,962,640	734,737,005

The accompanying notes are an integral part of these financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

							Stock-
					Additional	Deficit	Holders’
	Preferred		Common		Paid in	Development	Equity
	shares	$.001 par	shares	$.001 par	Capital	Stage	(Deficit)

Balance at December 31, 2009	—	$—	713,496,000	$713,496	$2,695,590	$(3,254,535)	$154,551

Issuance of common stock for:
Cash	—	—	8,450,000	8,450	133,550	—	142,000
Services	—	—	3,216,667	3,217	21,183	—	24,400
Exercise of options	—	—	400,000	400	(400)	—	—
Management fees	—	—	16,857,142	16,857	193,143	—	210,000
Exchange for loans payable	—	—	4,017,100	4,017	116,496	—	120,513

Fair value of options issued to:
Employees	—	—	—	—	13,040	—	13,040
Consultants	—	—	—	—	20,000	—	20,000

Beneficial conversion of convertible notes	—	—	—	—	25,000	—	25,000

Net loss						(1,070,148)	(1,070,148)

Balance at December 31, 2010	—	—	746,436,909	746,437	3,217,602	(4,324,683)	(360,644)

Issuance of common stock for:
Cash	—	—	6,666,674	6,667	72,833	—	79,500
Services	—	—	8,256,981	8,257	144,457	—	152,714
Management fees, accrued	—	—	9,000,000	9,000	171,000	—	180,000
Exchange of debt and payables	—	—	21,111,111	21,111	343,889	—	365,000
Acquisition of Mobility Freedom	—	—	250,000	250	6,000	—	6,250
Acquisition of Certified	—	—	2,857,143	2,857	47,143	—	50,000

Fair value of options issued to:
Employees	—	—	—	—	4,080	—	4,080

Net loss						(342,515)	(342,515)

Balance at December 31, 2011	—	$—	794,578,818	$794,579	$4,007,004	$(4,667,198)	$134,385

The accompanying notes are an integral part of these financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31,

	2011	2010
Cash Flows from Operating Activities:
Net loss	$(342,515)	$(1,070,148)
Adjustment to reconcile net loss to net cash provided by operations:
Depreciation and amortization	295,666	173,652
Bad debt (recovery) expense	(17,273)	57,328
Amortization of debt discounts	—	25,000
Amortization of debt issuance costs	—	3,000
Fair value of options issued to employees	4,080	13,040
Fair value of options issued to consultants	—	20,000
Issuance of common stock in settlement of services	152,714	24,400
Issuance of common stock for management fees	—	180,000
Changes in assets and liabilities:
Accounts receivable	(771,318)	(70,500)
Inventory	(2,580,833)	27,750
Prepaid expenses	(70,362)	(5,355)
Accounts payable	2,560,044	398,894
Accrued expenses	104,757	—
Customer deposits and deferred revenue	175,464	—
Net Cash (Used in) Operating Activities	(489,576)	(222,939)

Cash Flows from Investing Activities:
Purchase of property and equipment	(154,223)	(66,291)
Net Cash (Used in) Investing Activities	(154,223)	(66,291)

Cash Flows from Financing Activities:
Overdraft liability	—	46,023
Net advances from lines of credit	898,713	—
Proceeds from issuance of stock	79,500	142,000
debt issuance costs	—	(3,000)
Proceeds from issuance of note payable	—	170,513
Repayments of notes payable	(60,743)	(66,083)
Repayments of related party notes payable	(61,634)	—
Net Cash Provided by Financing Activities	855,836	289,453

Net increase in Cash	212,037	223
Cash at beginning of period	423	200
Cash at end of period	$212,460	$423

Supplemental cash flow information:
Interest paid	$159,092	$29,950
Taxes paid	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities
Vehicles acquired through financing	$47,124	$—
Settlement of management fees in exchange for common stock	$180,000	$30,000
Settlement of loans payable in exchange for common stock	$365,000	$120,513
Intangible and net assets acquired in Mobility Freedom transaction	$3,856,250	$—
Intangible and net assets acquired in Certified transaction	$100,000	$—
Promissory notes issued for the acquisition of assets	$4,000,000	$—

The accompanying notes are an integral part of these financial statements.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

HASCO Medical, Inc. (“HASCO” or the “Company”), formerly BBC Graphics of Palm Beach Inc, was incorporated in May 2009 under the laws of the State of Florida. The Company operated as a provider of advertising and graphic design services.  In June 2009, the Company changed its name to HASCO Medical, Inc.

On May 12, 2009, HASCO completed the acquisition of Southern Medical & Mobility, Inc. (SMM”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SMM and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became a wholly-owned subsidiary of HASCO. The shareholder of Southern Medical & Mobility, Inc. was issued a total of 554,676,000 shares of the Company’s common stock in exchange for all issued and outstanding shares of Southern Medical & Mobility, Inc.

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

For accounting purposes, HASCO Medical, Inc. has accounted for the transaction as a reverse acquisition and HASCO as the surviving entity as a publicly-traded company under the name HASCO Medical Inc. together with its subsidiaries. The Company did not recognize goodwill or any intangible assets in connection with this transaction.

Southern Medical & Mobility, Inc was deemed the accounting acquirer for the reverse acquisition. Therefore, the Company’s historical financial statements reflect those of Southern Medical & Mobility, Inc.   Accordingly, the reverse acquisition is being accounted for as a capital transaction in substance, rather than a business combination. For accounting purposes, the net liabilities of HASCO Medical, Inc. were recorded at fair value as of the Closing Date, with an adjustment to additional paid-in capital. The deficit accumulated by HASCO was carried forward after the Merger.

Effective with the reverse merger, all previously outstanding common stock owned by HASCO Medical, Inc.’s shareholders were exchanged for the Company’s common stock. The value of the Company’s common stock that was issued to HASCO Medical, Inc.’s shareholders was the historical cost of the Company’s net tangible assets, which did not differ materially from its fair value.

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc and Wheel Chair Vans of America (a DBA of Mobility freedom, Inc.).  Mobility Freedom was founded in 1999 in Clermont, Florida.  Mobility Freedom is a quality full service dealership of conversion vans and other mobility products that would help the disabled become mobile.  Wheelchair Vans of America specializes in renting conversion vans to disabled individuals.

On November 17, 2011 Hasco Medical, Inc completed the acquisition of Certified Medical Systems II, Inc. (Certified Medical) and  Certified Medical Auto Division, Inc.(Certified Auto).  Certified Medical is in the same business segment as Southern Medical & Mobility, Inc. and Certified Auto is in the same business segment as Mobility Freedom, Inc.

Services and Products

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom and November 2011 acquisitions of the Certified subsidiaries, our operations are conducted within two business units:

•

Mobility Freedom, including its rental operations conducted under the trade name “Wheelchair Vans of America” and Certified Medical Auto are located in Florida.  Business unit conducts sales of handicap accessible vans, parts and service and rental operations; and

•	Southern Medical & Mobility located in Mobile Alabama and Certified Medical located in Ocala, Florida. Business unit conducts sales of medical equipment and supplies.

Mobility Freedom and Certified Auto

Mobility Freedom and Certified Auto serve individuals with physical limitations that need specialty equipment to drive as well as families with members who are disabled that need to be transported. In certain circumstances, both the van itself as well as its specialty equipment is paid for, directly to Mobility Freedom or Certified Auto, by a federal or state agency. Approximately 30% of Mobility Freedom revenue is derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).  As part of the VA’s mission “to provided veterans the world-class benefits and services they have earned”, the VA pays for a van for disabled veterans. As a result, Mobility Freedom is both a VA and Vocational Rehabilitation (VR) state certified vendor.  In addition, Mobility Freedom is an exclusive vendor for certain Florida state funded agencies, including the Florida Birth-Related Neurological Injury Compensation Association (NICA).

Mobility Freedom has four corporate owned stores which are located in Orlando, Tampa, Clermont and Palm Coast.  Certified Auto is located in Ocala, for a total of five operations centers in Florida.

These Companies provide a diversified range of home health care services and products.

Home Medical Equipment and Medical Supplies. These Companies provide a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, power chairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment.

Home Respiratory Equipment. Southern Medical provides a wide variety of home respiratory equipment primarily to patients with severe and chronic pulmonary diseases. Patients are referred to the Company most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company service technician visits the patient’s home to deliver and to prepare the prescribed equipment. Company representatives coordinate the prescribed regimen with the patient’s physician and train the patient and caregiver in the correct use of the equipment. For patients renting equipment, Company representatives also make periodic follow-up visits to the home to provide additional instructions, perform required equipment maintenance, and deliver oxygen and other supplies. (Certified Medical does not serve this market.)

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.   The consolidated entities are:

•	Hasco Holdings, Inc.;
•	Southern Medical & Mobility, Inc.;
•	Mobility Freedom, Inc.;
•	Certified Medical Auto Division, Inc.; and
•	Certified Medical Systems II, Inc.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2011 and 2010 include the allowance for doubtful accounts, the valuation of inventory, the useful life of property and equipment, allocation of acquisition costs and the assumptions used to calculate stock-based compensation.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2011 and 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of December 31, 2011 and 2010, because of the relatively short-term maturity of these instruments and their market interest rates.

Revenue Recognition and Concentration of Credit Risk

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Wheelchair Van Sales and Service

We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  We recognize used vehicle revenue when a sales contract has been executed and the vehicle has been delivered.  A reserve for vehicle returns is recorded based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.

Vehicle Rentals

Vehicles are rented to individuals and are invoice at the date of service.  A reserve for receivables is recorded based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.

Medical Supplies and Equipment

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

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, Medicaid, and Medicare. Insurance benefits are assigned to us by patients receiving medical treatments and related products and, accordingly, we bill on behalf of our patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription.  The insurance company reimburses us for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $638,082 and $568,171 during the year ended December 31, 2011 and 2010, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. For the year ended December 31, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at December 31, 2011 and December 31, 2010, and, generally, does not require collateral for revenue generated from equipment sales and supplies.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable includes of receivables due from Medicare, Medicaid, and third party payors. The Company recorded a bad debt allowance of $328,177 and $327,697 as of December 31, 2011 and 2010, respectively. Management performs ongoing evaluations of its accounts receivable.

Due to the nature of the industry of medical equipment and supplies and the reimbursement environment in which that segment of the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity and uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

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

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2011 and 2010.

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

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the year ended December 31, 2011 and 2010 totaled $50,085 and $17,177, respectively.

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

Certain employees receive a portion of their compensation with the company’s common stock.  This compensation is valued at the trading value of the shares at the date of issuance.

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

Earnings Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance,  which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. There were 3,075,000 and 4,075,000 stock options which could potentially dilute future earnings per share as of December 31, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year ended December 31, 2011	Year ended December 31, 2010
Numerator:
Net loss	$(342,515)	$(1,070,148)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	759,962,640	734,737,005

Denominator for dilutive loss per share
(adjusted weighted-average)	759,962,640	734,737,005

Basic and diluted loss per share from continuing operations	$0.00	$0.00

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2011, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the year ended December 31, 2011 were available to be issued, as of the date filed with the Securities and Exchange Commission. The Company has concluded that all subsequent events have been properly disclosed.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of this standard is not expected to have an impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3)  inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases, including standards that have been issued or proposed by FASB that do not require adoption until a future date, and believes any effect will not have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At December 31, 2011, the Company had an accumulated deficit of approximately $4.7 million (approximately $4.3 million as of December 31, 2010), and a working capital deficiency of approximately $356,000 (as of December 31, 2011 and 2010). Additionally, for the year ended December 31, 2011 and 2010, the Company incurred net losses of $342,515 and $1,070,148 and had negative cash flows from operations in the amount of  $489,576 and $222,939, respectively. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  During the years ended December 31, 2011 and 2010, the Company received net proceeds from sale of stock of $79,500 and $142,000 and net proceeds from issuance of notes and loan payable of $898,713 and $167,513 for working capital purposes, respectively.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances that the Company will be successful in its effort.

NOTE 3 – INVENTORY

Inventory consists of the following, as of December 31,:

	2011	2010
Vehicles	$2,299,691	$—
Equipment and supplies	144,872	76,356
	$2,444,563	$76,356

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following, as of December 31,:

	Estimated
	Life	2011	2010
Building improvements	15-39 years	$5,182	$—
Office furniture and equipment	5 years	73,112	38,979
Rental equipment	13-36 months	929,829	468,646
Vehicles	5 years	121,822	71,656
Computer equipment	5 years	31,483	31,483
		1,161,428	610,764
Accumulated depreciation		(634,857)	(462,995)
		$526,571	$147,769

For the year ended December 31, 2011 and 2010, depreciation expense amounted to $171,862 and $173,652, of which $114,870 and $144,444 is included in cost of sales, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of delivery vehicles (see Note 6 below).

NOTE 5 – INTANGIBLE PROPERTY

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc, including its rental operations conducted under the trade name Wheelchair Vans of America.  The purchase price consisted of $2,000,000 cash, Promissory Note of $1,850,000 and 250,000 shares of common stock with a fair market value of $6,250 for a total purchase price of $3,856,250.  Hasco acquired 100% of the shares outstanding of Mobility Freedom.   The purchase price was first assigned to the identifiable assets and liabilities assumed in the transaction.  The Company allocated the remaining cost of $3,714,105 to identifiable intangible assets.

On November 17, 2011 Hasco Medical, Inc completed the acquisition of Certified Medical Auto Division, Inc. and  Certified Medical Systems II, Inc. in exchange for $70,250 in cash ($50,000 purchase price and $20,250 for a vehicle), a $50,000 promissory note and 2,857,143 shares of common stock at the fair market value of $50,000.  The purchase price was first assigned to the identifiable assets and liabilities assumed in the transaction.  The Company allocated the remaining cost of $105,454 to goodwill.

The Company’s acquired intellectual property and rights, which it is amortizing on a straight-line basis over the estimated useful life.  The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2011 management concluded that there was no impairment to the acquired assts.

The listed intangible assets and future amortization is as follows, as of December 31,:

	Estimated
	Life	2011	2010
Sales and service infrastructure	20 years	$1,857,053	$—
Customer list	20 years	1,857,052
Goodwill		105,454	—
		3,819,559	—
Accumulated amortization		(123,804)	—
		$3,695,755	$—

Future amortization of intangible property:
2012		$185,706
2013		185,706
2014		185,706
2015		185,706
2016		185,706
thereafter		2,767,225
		$3,695,755

Amortization of the intangible assets was $123,804 and $0 for the years ended December 31, 2011 and 2010, respectively.

Management periodically reviews the valuation of this asset for potential impairments.  Consideration of various risks to the valuation and potential impairment includes, but is not limited to:  (a) the product’s acceptance in the marketplace and our ability to attain projected forecasts of revenue (discounted cash flow of projections); (b) competition of alternative solutions; and (c) federal and state laws which may prohibit the use of our products as currently designed.   Management has not impaired this asset, to date, and does not anticipate any negative impact from known current business developments. Management continuously measures the marketplace, potential revenue developments and competitive developments in the industry.

NOTE 6 – NOTES PAYABLE AND DEBT

Revolving Line of Credit

On November 1, 2011 the Company entered into a Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $2,750,000.  The agreement is secured against all property of the borrowers financial assets, on demand with one year maturity and is subject to annual review.   Payments due are interest only. The interest rate is at Prime plus .5%, as of December 31, 2011 the effective interest rate was 4.37%.  The balance of the line of credit was $898,713 and $0 as of December 31, 2011 and 2010, respectively.

Installment Debt

Installment debts consist of the following, as of December 31,:

	2011	2010

Between December 2008 and January 2009, the Company issued notes payable amounting to $52,979 in connection with the acquisition of three delivery vehicles. The notes payable bear approximately 2% interest per annum and are secured by a lien of all three delivery vehicles. These notes shall be payable in thirty-six equal monthly payments of $1,516 beginning in January 2009 through December 2011	$—	$20,514

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	41,626	—

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877	1,965,269	—

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	50,000	—

Note Payable to related party, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,938,366	—

Total debt	3,995,261	20,514
Current portion of long-term debt, notes payable	263,247	18,005
Long-term portion	$3,732,014	$2,509

Future debt amortization:

2011	$263,247
2012	278,131
2013	293,932
2014	310,710
2015	310,522
thereafter	2,538,719
$3,995,261

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

Note Payable, Related Party

In June 2008, the Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of December 31, 2011 and 2010, accrued interest from such note payable amounted to $36,250 and $30,000, respectively.  As part of the acquisition of  Mobility Freedom, an additional $1,850,000 note was issued to this shareholder.  At that time the prior and current note was combined for an aggregated installment note with a face value of $2,000,000 at a more favorable interest bearing rate of 6%.  No compensation was demanded or paid for the reduced interest rate.

NOTE 7– RELATED PARTY TRANSACTIONS

Note payable to related party

The Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of December 31, 2011 and 2010, accrued interest from such note payable amounted to $38750 and $30,000, respectively.  This loan was paid  through an exchange of common stock  and no balance was due as of December 31, 2011.

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

In December 2011, the Company issued a total of 21,111,111shares of common stock, at the fair market value of $365,000, in exchange of accrued debts due to HASCO Holdings, LLC.

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

In March 2011, in connection with the sale of the Company’s common stock, the Company issued 100,000 shares of common stock to the Company’s director for net proceeds of approximately $1,400.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During 2011 the company sold 6,666,674 shares of common stock for proceeds of $79,500.

During 2011, consultants were issued 150,000 shares of common stock, valued at fair market at the time of the grant, in the amount of $2,865.  Additionally, 8,106,981 shares of common stock were issued to employees as compensation, valued at fair market at the time of the grant, in the amount of $149,849.

Certain debts and accrued expenses were satisfied during 2011 through the exchanges of 30,111,111 shares of common stock, valued at the fair market at the time of the exchanges, in the amount of $545,000.

On May 13, 2011, the Company acquired Mobility Freedom.  Per the agreement 250,000 shares were issued to the seller valued at $6,250, the fair market value per share ($.025) at the date of acquisition.

On November 16, 2011, the Company acquired Certified companies.  Per the agreement 2,857,143 shares were issued to the seller valued at $50,000, the fair market value per share ($.0175) at the date of acquisition.

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

On November 1, 2009, the Company granted an aggregate of 4,075,000 5-year option to purchase shares of common stock at $0.007 per share which vests at the end of two years, to four officers and three directors of the Company. The 4,075,000 options were valued on the grant date at $0.0064 per option or a total of $26,080 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.007 per share, volatility of 150%, expected term of five years, and a risk free interest rate of 2.33%. For the year ended December 31, 2011 and 2010, the Company recorded stock based compensation expense of $4,080 and $13,040, respectively. At December 31, 2011, there was $0 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

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

Stock option activity for the year ended December 31, 2011 and 2010 is summarized as follows:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2009	4,075,000	—	$0.007	$0.007	3.83 years
Granted	400,000	400,000		0.050
Exercised	(400,000)	(400,000)		0.050
Forfeited	—	—
Options, December 31, 2010	4,075,000	—	0.007		2.83 years
Granted	—	—
Exercised	—	—
Forfeited	(1,000,000)	—
Options, December 31, 2011	3,075,000	—	0.007		1.83 years

Stock options outstanding at December 31, 2011 and 2010 as disclosed in the above table have $0 and $69,275 intrinsic value, respectively.

NOTE 10 – INCOME TAXES

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

As of December 31, 2011 and 2010, the Company had net loss carry forwards available to reduce its future federal taxable income of approximately $797,000 and $207,000, respectively. These loss carryovers, if unused, expire through 2030. These losses may be subject to limitation under Internal Revenue Code Section 382 in the event of a more than 50% owner shift.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2011 and 2010:

	2011	2010
Expected federal income tax expense (34%)	$(116,000)	$(364,000)
State tax benefit, net of federal tax effect	(14,000)	(43,000)
Permanent differences		70,000
	(130,000)	(337,000)
Increase in allowance	130,000	337,000
Net income tax benefit	—	—

The Company has deferred tax assets which are summarized as follows:

	2011	2010
Net operating loss carryforward	$433,000	$303,000
Allowance for doubtful accounts	125,000	125,000
Accrued expenses, related party	68,000	68,000
	626,000	496,000
Less: valuation allowance	(626,000)	(496,000)
	—	—

At December 31, 2011 and 2010, the Company fully reserved against its deferred tax assets due to the uncertainty of the future utilization of such assets. The valuation allowance was increased by $130,000 and $337,000 in 2011 and 2010, respectively.

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

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO in two operating segments: Home Healthcare Products and Services segment and (ii) Wheelchair Conversion Vans and related products and services segment. For the periods ended December 31, 2011 and 2010 all material assets and revenues of the Company were in the United States.

			Wheelchair
	Total	Home Healthcare	Conversion Vans
Revenue
Product sales	$7,877,181	$587,617	$7,289,564
Rentals	1,515,443	1,242,681	272,762
Service and other	121,851	23,248	98,603
	9,514,475	1,853,546	7,660,929

Cost of Sales
Direct costs	6,031,620	447,346	5,584,274
Depreciation	114,870	114,870	—
	6,146,490	562,216	5,584,274

Gross profit	3,367,985	1,291,330	2,076,655
	35.4%	69.7%	27.1%
Operating Expenses
Selling and marketing	246,319	70,611	175,708
General and administrative	3,165,543	1,741,208	1,424,335
Depreciation and amortization	180,796	7,433	173,363
	3,592,658	1,819,252	1,773,406

Operating loss	$(224,673)	$(527,922)	$303,249

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates with waste, hazardous material and within a highly regulated industry, which may lend itself to legal matters.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Operating Lease

The Company leases office space for Southern Mobility division in Mobile, Alabama under a five-year operating lease that expires on December 31, 2013. The Mobility Freedom division has offices which are located in Orlando, Tampa, Clermont and Palm Coast and Certified Auto has offices in Ocala, under similar leases. The Mobility and Certified office leases are three year leases expiring on April 30, 2014.  The office lease agreements have certain escalation clauses and renewal options.  Additionally, the Company has lease agreements for computer equipment, including an office copiers and fax machines. Future minimum rental payments required under these operating leases are as follows:

2012	$306,041
2013	273,041
2014 and thereafter	80,012
$659,094

The Company incurred rent expense on a consolidated basis for the year in the amounts of $203,182 and $68,233 for the years ended December 31, 2011 and 2010, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Revolving Line of Credit

In March 2012 the Company amended its revolving line of credit facility for working capital purposes, in conjunction with the Ride-Away acquisition (disclosed below).   The Revolving Line of Credit agreement increased the available advance requests to $8,000,000 from $2,750,000.  The agreement states interest rates between Prime + .25% to Prime + 1.5%, based on defined leverage covenants.  Payments are interest only, paid monthly.  Balance is payable on demand with one year maturity and is subject to annual review.  Availability is based on defined percentages of tangible assets owned (asset based lending arrangement), with certain exclusions.

Ride-Away Acquisition

On March 1, 2012 Hasco completed the acquisition of all of the outstanding capital stock of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  Pursuant to the terms and conditions of the Stock Purchase Agreement, HASCO paid the sole selling shareholder of Ride-Away a total consideration of $6,000,000 as follows:

1.	$500,000 in cash (approximately $297,000 at closing and $203,000 to be paid within 12 months in HASCO’s reasonable discretion, without interest)

2.

176,944,450 of authorized but unissued shares of the company’s common stock, restricted pursuant to Rule 144, valued at $2,500,000 ($0.01413 per share based on the volume-weighted average selling price of the shares for the five business days prior to the transaction); and

3.	a $3,000,000 Promissory Note bearing 5% simple interest, principle and interest payable monthly over 10 years

Ride-Away is a full-service provider for people with disabilities, supplying wheelchair van lifts and ramps, raised and lowered floor wheelchair van conversions, and full primary and secondary control modifications.  Ride-Away is one of the largest providers of wheelchair vans for people with disabilities in the United States with 11 locations from Maine to Florida.

•	Beltsville, MD	•	Norristown, PA
•	East Hartford, CT	•	North Attleboro, MA
•	Essex Junction, VT	•	Norwood, MA
•	Gray, ME	•	Richmond, VA
•	Londonderry, NH	•	Tampa, FL
•	Norfolk, VA

NOTE 14 – PROFORMA FINANCIAL INFORMATION

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc and Wheel Chair Vans of America (a DBA of Mobility freedom, Inc.)  On November 17, 2011 Hasco Medical, Inc completed the acquisition of Certified Medical Systems II, Inc. (Certified Medical) and Certified Medical Auto Division, Inc.(Certified Auto). The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations).  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill.  Pro forma results of operations for the years ended December 31, 2011 as though these acquisitions had taken place at January 1, 2011 are as follows:

Hasco Medical, Inc. and Subsidiaries

Consolidated Pro Forma Statements of Operations

For the Year Ended December 31, 2011

(unaudited)

Revenues, net	$14,583,429
Cost of sales	9,182,510
Gross Profit	5,400,919

Operating expenses:
Selling and marketing	490,277
General and administrative	4,464,506
Depreciation and amortization	253,713
Total operating expenses	5,208,496

Income from operations	192,423

Other income (expense)	(149,018)

Income from operations before income taxes	43,405

Provision for income taxes	—

Net income	$43,405

Earnings per share:
Basic and dilutive	$0.00

Weighted average shares outstanding
Basic and dilutive	759,962,640