Form 10-Q
period 2012-03-31
HASCO Medical, Inc.
filed 2012-05-14
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 979,528,829 shares of common stock are issued and outstanding as of May 11, 2012.

HASCO MEDICAL, INC.

Form 10-Q

Quarterly period ended March 31, 2012

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$686,907	$212,460
Accounts receivable, net of allowance for doubtful accounts of $ 417,850 and $328,177 respectively	4,896,833	1,042,953
Inventory	15,016,879	2,444,563
Prepaid expenses	417,268	89,207
Total current assets	21,017,887	3,789,183

Property & equipment, net of accumulated depreciation of $ 708,221 and $634,857, respectively	1,697,412	526,571

Intangible property, net of accumulated amortization of $181,897 and $123,804, respectively	7,521,915	3,695,755
Other non-current assets	261,210	420
Total Assets	$30,498,424	$8,011,929

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$4,042,939	$599,008
Other current liabilities	378,078	180,780
Customer deposits and deferred revenue	907,083	175,464
Note Payable - Floor Plan	8,561,501	2,028,318
Line of Credit	6,481,928	898,713
Current portion of Notes Payable	436,132	108,901
Current portion of loans and notes payable, related parties	163,498	154,346

Total current liabilities	20,971,159	4,145,530

Notes payable, net of current portion	5,090,850	1,947,994
Notes payable to related party, net of current portion	1,731,948	1,784,020
Total liabilities	27,793,957	7,877,544

Stockholders' Equity
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value, 2,000,000,000 shares authorized; and 972,675,204 and 794,578,818 shares issued and outstanding, respectively	972,675	794,579
Additional paid-in capital	6,347,340	4,007,004
Accumulated deficit	(4,615,548)	(4,667,198)
Total stockholders' equity	2,704,467	134,385

Total Liabilities and Stockholders' Equity	$30,498,424	$8,011,929

 See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenues, net	$8,825,230	$484,329
Cost of sales	6,282,809	155,839
Gross Profit	2,542,421	328,490

Operating expenses:
Selling and Marketing	557,541	—
General and administrative	1,714,223	468,455
Amortization and depreciation	97,623	7,108
Total operating expenses	2,369,387	475,563

Income (loss) from operations	173,034	(147,073)

Other income (expense):
Other income	72,709	—
Acquisition Fees	(27,740)	—
Interest expenses	(156,748)	(8,583)
Total other income (expense)	(111,779)	(8,583)

Income (loss) from operations before income taxes	61,255	(155,656)

Provision for income taxes	9,605	—

Net income (loss)	$51,650	$(155,656)

Earnings per share:
Basic and dilutive	$0.00	$(0.00)

Weighted average shares outstanding
Basic and dilutive	841,486,000	750,238,020

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the three Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities:
Net income (loss)	$51,650	$(155,656)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	97,623	26,901
Issuance of stock in settlement of services	18,432	3,000
Bad debt expense	—	6,256
Fair value of options issued to employees	—	3,260
Changes in assets and liabilities:
Accounts receivable	213,698	(25,379)
Inventory	(1,510,632)	(3,989)
Prepaid expenses	(113,113)	16,901
Accounts payable	1,959,673	7,808
Accrued expenses and other liabilities	197,298	—
Customer deposits and deferred revenue	(119,755)	—
Net Cash (Used) Provided by Operating Activities	794,874	(120,898)

Cash Flows from Investing Activities:
Purchase of property and equipment	(91,958)	(29,232)
Decrease (increase) in other assets	(2,135)	—
Net Cash (Used) by Investing Activities	(94,093)	(29,232)

Cash Flows from Financing Activities:
Overdraft liability	—	(46,023)
Lines of credit and floor plan, net	(149,169)	—
Proceeds from sale of common stock	—	20,000
Proceeds from loan payable – related party	—	200,000
Repayments of loan payable – related party	(42,920)	(15,000)
Repayment of notes payable	(34,245)	(5,338)
Net cash provided (used) by financing activities	(226,334)	153,639

Net increase/decrease in Cash	474,447	3,509

Cash at beginning of period	212,460	423

Cash at end of period	$686,907	$3,932

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

On November 16, 2011 Hasco Medical, Inc completed the acquisition of Certified Medical Systems II, Inc. (Certified Medical) and Certified Medical Auto Division, Inc.(Certified Auto). Certified Medical is in the same business segment as Southern Medical & Mobility, Inc. and Certified Auto is in the same business segment as Mobility Freedom, Inc.  Pursuant to the terms of the transaction, HASCO paid the selling shareholders $50,000 in cash and a $50,000 Promissory Note with a 4 year term for a total consideration of $100,000 along with 2,857,143 shares of HASCO Medical, Inc. common stock. The equity of Certified as well as the amount the Company paid for its assets was less than 10% of the total assets of HASCO and its consolidated subsidiaries.

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid the sole selling shareholder of Ride-Away $500,000 in cash and a $3,000,000 Promissory Note bearing 5% simple interest, principle and interest payable monthly over 10 years., along with 165,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.

Services and Products

Historically, our operations were focused on the provision of a diversified range of home health care services and products. Following our 2011 acquisitions of Mobility Freedom and the Certified subsidiaries, and our March 2012 acquisition of Ride-Away, our operations are conducted within two business segments:

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

•

Wheelchair Vans - which conducts sales of handicap accessible vans, parts and service and rental operations.  This segment consists of Ride-Away which has eleven locations from Maine to Florida, Mobility Freedom including its rental operations conducted under the trade name “Wheelchair Vans of America” and Certified Medical Auto, which are located in Florida; and

•	Home Health Care - which conducts sales of medical equipment and supplies This segment consists of Southern Medical & Mobility located in Mobile Alabama and Certified Medical located in Ocala, Florida

Wheelchair Vans

Ride-Away, Mobility Freedom and Certified Auto serve individuals with physical limitations that need specialty equipment to drive as well as families with members who are disabled that need to be transported. In certain circumstances, both the van itself as well as its specialty equipment is paid for, directly to the respective company, by a federal or state agency. For the 3 months ended March 31, 2012, approximately 25% of the Wheelchair Vans segments revenue is derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”). As part of the VA’s mission “to provided veterans the world-class benefits and services they have earned”, the VA pays for a van for disabled veterans. As a result, Mobility Freedom is both a VA and Vocational Rehabilitation (VR) state certified vendor.

Ride-Away has eleven corporate owned stores which are located in Beltsville, MD, East Hartford, CT, Essex Junction, VT, Gray, ME, Londonderry, NH, Norfolk, VA, Norristown, PA, North Attleboro, MA, Norwood, MA, Richmond VA, Tampa, FL.  Mobility Freedom has four corporate owned stores which are located in Orlando, Tampa, Clermont and Palm Coast, Florida. Certified Auto is located in Ocala, FL.

Home Health Care

Southern Medical and Certified Medical are the two entities in this business segment. These companies provide a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, power chairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment.

Southern Medical also provides a wide variety of home respiratory equipment primarily to patients with severe and chronic pulmonary diseases. Patients are referred to the Company most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company service technician visits the patient’s home to deliver and to prepare the prescribed equipment. Company representatives coordinate the prescribed regimen with the patient’s physician and train the patient and caregiver in the correct use of the equipment. For patients renting equipment, Company representatives also make periodic follow-up visits to the home to provide additional instructions, perform required equipment maintenance, and deliver oxygen and other supplies. (Certified Medical does not serve this market.)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the financial statements of the Company and its wholly-owned subsidiaries. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2012 and 2011; (b) the financial position at March 31, 2012; and (c) cash flows for the three month periods ended March 31, 2012 and 2011, have been made.  Certain reclassifications have been made to prior year information for comparability purposes.  All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated entities are:

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

•	Hasco Holdings, Inc.;
•	Ride-Away Handicap Equipment Corp.;
•	Mobility Freedom, Inc.;
•	Southern Medical & Mobility, Inc.;
•	Certified Medical Auto Division, Inc.; and
•	Certified Medical Systems II, Inc.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2011 and 2012 include the allowance for doubtful accounts, the valuation of inventory, the useful life of property and equipment and the assumptions used to calculate stock-based compensation.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2012 and December 31, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of March 31, 2012 and December 31, 2011 , because of the relatively short-term maturity of these instruments and their market interest rates.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

For our wheelchair van sales, revenues are recognized when the vehicle is delivered to the customer.  Parts and service revenues are recognized when the work is completed and delivered to the customer.

For our home health care, revenues are recognized under fee for service arrangements through equipment that the Company rents to patients, sales of equipment, supplies, and other items the Company sells to patients. Revenue generated from equipment that the Company rents to patients is recognized over the rental period and commences on delivery of the equipment to the patients. Revenue related to sales of equipment, and supplies is recognized on the date of delivery to the patients. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payers, including private insurers, prepaid health plans, Medicare and Medicaid.

Revenues for home health care are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, Medicaid, and Medicare. Insurance benefits are assigned to us by patients receiving medical treatments and related products and, accordingly, we bill on behalf of our patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription.  The insurance company reimburses us for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $161,489 and $180,794 during the three months ended March 31, 2012 and 2011, respectively.

Certain home health care items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the patient at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill that is unearned. No separate payment is earned from the initial equipment delivery and setup process. During the rental period, the Company is responsible for servicing the equipment and providing routine maintenance, if necessary.

Included in accounts receivable are earned but unbilled receivables for home health care items. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per institution. At times the Company’s balance may exceed the federally insured limits. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at March 31, 2012 and December 31, 2011, and, generally, does not require collateral.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable includes receivables due from Medicare, Medicaid, and third party payers. The Company recorded a bad debt allowance of $417,850 and $328,177 as of March 31, 2012 and December 31, 2011, respectively. Management performs ongoing evaluations of its accounts receivable.

Due to the nature of the home health care industry and the reimbursement environment in which that segment of the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity and uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

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

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the three months ended March 31, 2012 totaled $557,541.  There were no advertising, marketing or selling expenses for the quarter ended March 31, 2011.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2012 and 2011.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three months ended March 31, 2012, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the three ended March 31, 2012 and 2011 were available to be issued.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

Earnings (Loss) Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance, which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of March 31, 2012, there were 3,075,000 stock options which could potentially dilute future earnings per share.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At March 31, 2012, the Company had an accumulated deficit of approximately $4,616,000. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing to support its recent acquisition.  During the quarter ended March 31, 2012, the Company secured a working capital line of credit in the amount of $8 million, replacing the previous line of $2.75 million and the previous line of $6 million of Ride-Away. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		March 31,	December 31,
	Estimated	2012	2011
	Life	(unaudited)	(audited)
Building improvements	15-39 years	$922,395	$5,182
Office furniture and equipment	5 years	217,221	104,595
Rental equipment	13-36 months	1,033,943	929,829
Vehicles	5 years	148,809	121,822

Total		2,4015,633	1,161,428
Accumulated depreciation		(708,221)	(634,857)
Net		$1,697,412	$526,571

For the three months ended March 31, 2012 and 2011 depreciation expense amounted to $74,279 and $26,901, respectively of which $34,750 and $19,794 is included in cost of sales, respectively.

NOTE 4 – NOTES PAYABLE

Revolving Line of Credit

On March 1, 2012, the Company entered into a Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of June 2012.  Payments due are interest only.  The interest rate is at Prime plus .25% as of March 31, 2012 and the effective interest rate was 3.75%.  The interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $6,481,928 at March 31 2012.

The Commercial Note discussed above replaced the Company’s November 1, 2011 Commercial Note agreement with the same bank for $2,750,000 and the Commercial Note agreement Ride-Away had with Citizens Bank for $6,000,000. This agreement was also secured against all property of the borrowers assets, on demand with one year maturity.  Payments due were interest only. The interest rate was at Prime plus .5%, as of December 31, 2011 the effective interest rate was 4.37%. The balance of the line of credit was $898,713 at  December 31, 2011.

Note Payable – Floor Plan

The Company has a floor plan line of credit with GECC with a maximum borrowing capacity of $8,500,000 for the Ride-Away subsidiary and $2,600,000 for the Mobility Freedom subsidiary.  Amounts borrowed for vehicles under this line bear no interest for 60 days and then bear interest at the 90 day LIBOR plus 7% for Ride-Away and at the 90 day LIBOR plus 6.25% for Mobility Freedom.  The balance is due when the vehicle is sold.  If the vehicle is not sold within six months, 10% of the balance is due with the rest of the balance due at twelve months. The note is secured by the vehicles financed and the principle is due upon sale of the financed vehicles.  At March 31, 2012 the Company had $8,561,501 outstanding under these lines.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

Installment Debt

Installment debts consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	43,197	41,626

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder	1,944,010	1,965,269

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	46,875	50,000

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences June 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820	3,000,000	—

Commercial Note payable, dated March 1, 2012, issued for the acquisition or Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	492,899	—

Note Payable to related party, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,895,447	1,938,366

Total debt	7,422,428	3,995,261
Current portion of long-term debt, notes payable	599,630	263,247
Long-term portion	$6,822,798	$3,732,014

Future debt amortization:

2012	$402613
2013	619,569
2014	653,233
2015	684,556
2016	709,952
thereafter	4,352,505
$7,422,428

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

On November 16, 2011 Hasco Medical, Inc completed the acquisition of Certified Medical Systems II, Inc. (Certified Medical) and Certified Medical Auto Division, Inc.(Certified Auto). Certified Medical is in the same business segment as Southern Medical & Mobility, Inc. and Certified Auto is in the same business segment as Mobility Freedom, Inc.  Pursuant to the terms of the transaction, HASCO paid the selling shareholders $50,000 in cash and a $50,000 Promissory Note with a 4 year term for a total consideration of $100,000 along with 2,857,143 shares of HASCO Medical, Inc. common stock. The equity of Certified as well as the amount the Company paid for its assets was less than 10% of the total assets of HASCO and its consolidated subsidiaries.

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid the sole selling shareholder of Ride-Away $500,000 in cash and a $3,000,000 Promissory Note bearing 5% simple interest, principle and interest payable monthly over 10 years., along with 165,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

NOTE 7 – STOCK OPTION PLAN

Under the Company’s stock option plan, 20,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 422 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant.

On November 1, 2009, the Company granted options to purchase an aggregate of 4,075,000 shares of common stock at $0.007 per share which vest at the end of two years, to four officers and three directors of the Company. The options, which expire on the fifth anniversary of the date of grant, were valued on the grant date at $0.0064 per option or a total of $26,080 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.007 per share, volatility of 150%, expected term of five years, and a risk free interest rate of 2.33%.  During 2011, 1,000,000 options were forfeited.

Stock option activity for the three months ended March 31, 2012 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2011	3,075,000	$0.007
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2012	3,075,000	$0.007

Options exercisable at March 31, 2012	3,075,000	$0.007
Weighted average fair value of options granted during the year	0	0

Stock options outstanding at March 31, 2012 as disclosed in the above table have $19,998 intrinsic value at March 31, 2012.

The following table summarizes the Company's stock options outstanding at March 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.007	3,075,000	2.5 Years	$0.007	3,075,000	$.007

NOTE 8 – COMMITMENTS

Operating Lease

The Ride-Away division leases office space in twelve locations from Maine to Florida under two to twenty-one year operating leases that expire in varying dates from September 30, 2012 to January 15, 2025.. The Mobility Freedom division leases office space  in four Florida locations under two to five year operating leases that expire at varying dates from September 30, 2012 to April 30, 2014. The Certified Mobility and Certified Auto division leases office space in Ocala, Florida under a five-year operating lease that expires on April 30, 2014. The Company leases office space in Mobile, Alabama under a five-year operating lease that expires on December 31, 2012.  The office lease agreements have certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine. Future minimum rental payments required under these operating leases are as follows:

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

Period ending March 31:
2012	1.615.044
2013	1.586.727
2014 and thereafter	9,136,477
$12,338,248

Rent expense was $208,719 and $17,141 for the three months ended March 31, 2012 and 2011, respectively.

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

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO in two operating segments: Home Healthcare Products and Services segment and (ii) Wheelchair Conversion Vans and related products and services segment. For the periods ended March 31, 2012 and 2011 all material assets and revenues of the Company were in the United States.

	Three Months Ended March 31, 2012
	Total	Home Healthcare	Wheelchair Vans
Revenue
Product sales	$7,364,235	$288,456	$7,075,779
Rentals	330,725	135,024	195,701
Service and other	1,130,270	27,522	1,102,748
	8,825,230	451,002	8,374,228

Cost of Sales
Direct costs	6,248,059	113,441	6,134,618
Depreciation	34,749	30,260	4,490
	6,282,809	143,701	6,139,107

Gross profit	2,542,241	307,300	2,235,121
	28.8%	68.1%	26.7%
Operating Expenses
Selling and marketing	557,541	29,523	528,018
General and administrative	1,714,223	384,274	1,329,949
Depreciation and amortization	97,623	3,336	94,286
	2,369,387	417,133	1,952,254

Operating income ( loss)	$173,034	$(109,833)	$282,867

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

NOTE 10 – PROFORMA FINANCIAL INFORMATION

On March 1, 2012 Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp.   The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations). As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill. Pro forma results of operations for the three months ended March 31, 2012 as though this acquisition had taken place at January 1, 2012 are as follows:

Hasco Medical, Inc. and Subsidiaries

Consolidated Pro Forma Statements of Operations

For the three months Ended March 31, 2012

(unaudited)

Revenues, net	$18,617,973
Cost of sales	14,419,186
Gross Profit	4,198,787

Operating expenses:
Selling and marketing	1,316,396
General and administrative	2,973,402
Depreciation and amortization	128,946
Total operating expenses	4,418,744

Income (loss) from operations	(219,957)

Other income (expense)	(108,118)

Income (loss) from operations before income taxes	(328,075)

Provision for income taxes	16,883

Net income (loss)	$(344,958)

Earnings per share:
Basic and dilutive	$0.00

Weighted average shares outstanding
Basic and dilutive	971,763,782

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid the sole selling shareholder of Ride-Away $500,000 in cash and a $3,000,000 Promissory Note bearing 5% simple interest, principle and interest payable monthly over 10 years, along with 165,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.

Services and Products

Historically, our operations were focused on the provision of a diversified range of home health care services and products. Following our 2011 acquisitions of Mobility Freedom and the Certified subsidiaries, and our March 2012 acquisition of Ride-Away, our operations are conducted within two business segments:

•

Wheelchair Vans - which conducts sales of handicap accessible vans, parts and service and rental operations.  This segment consists of Ride-Away which has eleven locations from Maine to Florida, Mobility Freedom including its rental operations conducted under the trade name “Wheelchair Vans of America” and Certified Medical Auto, which are located in Florida; and

•	Home Health Care - which conducts sales of medical equipment and supplies This segment consists of Southern Medical & Mobility located in Mobile Alabama and Certified Medical located in Ocala, Florida

Our objective is to continue to grow both intrinsically and through acquisitions in areas that we currently offer products and services in, as well in areas that are complementary. As Ride-Away is significantly larger than  the other subsidiaries, we anticipate that the results of operations of Ride-Away will drive our near term financial results.

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

I)	Wheelchair Vans

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

•

Vehicles are rented to individuals and are invoiced at the date of service. A reserve for receivables is recorded based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.

II )	Home Health Care

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

Reimbursement by Third Party Payors

We derive a substantial portion (approximately 25% for the three months ended March 31, 2012) of our wheelchair van segment revenue from the United States Department of Veterans Affairs (the “VA”)

We derive substantially all of our home health care segment revenues from reimbursement by third party payors, including Medicare, Medicaid and private insurers. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare and government agencies legislation.

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

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment (HME) to an amount based on the payment amount for the least costly alternative (LCA) treatment that meets the Medicare beneficiary’s medical needs. LCA determinations may be applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. Using either it’s inherent reasonableness authority or LCA determinations, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have the authority to implement LCA determinations in setting payment amounts for covered inhalation drugs. DHHS filed its notice of appeal on December 10, 2008. We cannot predict whether this court decision will be overturned or whether CMS or its contractors will continue to apply LCA policies in the future to inhalation drugs or other HME products we offer to Medicare beneficiaries.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive acquisition program for HME and implemented quality standards and accreditation requirements for HME suppliers. Patient Protection and Affordable Care Act (“PPACA”),was signed into law on March 23, 2010. Together with the Health Care and Education Reconciliation Act of 2010 (signed into law on March 30, 2010) which amended the statute, PPACA is a comprehensive health care law that is intended to expand access to health insurance, reform the health insurance market to provide additional consumer protections, and improve the health care delivery system to reduce costs and produce better outcomes through a combination of cost controls, subsidies and mandates. These legislative provisions, as currently in effect and when fully implemented, have had and will have a material adverse effect on our business, financial condition, operating results and cash flows. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Results of Operations

The following table provides an overview of certain key factors of our results of operations for the three months ended March 31, 2012 as compared to March 31, 2011:

	Three months ended March 31,
	2012	2011
Net Revenues	$8,825,230	$484,329
Cost of sales	6,287,809	155,839
Operating Expenses:
Selling and Marketing	557,541	0
Amortization and Depreciation	97,623	7,108
General and administrative	1,714,223	468,455
Total operating expenses	2,369,387	475,563
Income (loss) from operations	173,034	(147,073)
Total other income (expense)	(111,779)	(8,583)
Provision for income taxes	9,605	0
Net income (loss)	$51,650	$(155,656)

Other Key Indicators:

	Three months ended March 31,
	2012	2011
Cost of sales as a percentage of revenues	71.2%	32.2%
Gross profit margin	28.8%	67.8%
General and administrative expenses as a percentage of revenues	19.4%	96.7%
Total operating expenses as a percentage of revenues	26.8%	98.2%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three months ended March 31,
	2012	2011
Wheelchair Vans
Product Sales	$7,075,779	$0
Rental Revenue	195,701	0
Service and other	1,102,748	0
Home Healthcare
Product Sales	288,456	378,538
Rental Revenue	135,024	105,791
Service and other	27,522	0
Total Net Revenues	8,825,230	484,329

Three Month Period ended March 31, 2012 and 2011

Net Revenues

For the three months ended March 31, 2012, we reported revenues of $8,825,230 as compared to revenues of $484,329 for the three months ended March 31, 2011, an increase of $8,340,901 or approximately 1,722%.

Wheelchair Van Revenue - Product sales and Rental revenue for the three months ended March 31, 2012 amounted to $7,075,779 and $195,701, respectively. Additionally, Service revenue for our Wheelchair Conversion Van segment for the three months ended March 31, 2012 totaled $1,102,748. The overall increase of revenue for our Wheelchair Van segment is due to the acquisition of Ride-Away Handicap Equipment Corp. on March 1, 2012 and Mobility Freedom Inc. on May 13, 2011. Approximately 25% of our wheelchair van segment revenue was derived from veterans receiving benefits from VA.

Home Health Care Revenue - Product sales for our Home Healthcare segment for the three months ended March 31, 2012 decreased by $90,082, or approximately 24% as compared to the three months ended March 31, 2011. Rental revenue for our Home Healthcare segment for the three months year ended March 31, 2012 increased by $29,233 or approximately 28% as compared to the three months ended March 31, 2011. The overall decrease of product sales for our Home Healthcare segment is due to the impact of the 9.5% Medicare Improvement for Patients and Providers Act of 2008 (MIPPA) reduction, lower reimbursement rates from third party payors and lower hospital, hospice and nursing home census levels. The increase in rental revenue for our Home Healthcare segment is primarily attributable the revision by Medicare on the power wheelchair payment rule whereby instead of a purchase option, Medicare requires that the power chair is rented over a period of 13 months and after the 13th month ownership of the chair will transfer to the patient.

Cost of Sales

The following table provides comparative data regarding Cost of Sales for our two segments in each of these periods:

	Three months ended March 31,
Cost of sales as a Percentage of Net Revenues	2012	2011
Home Healthcare Segment	31.9%	32.2%
Wheelchair Van Segment	73.3%	—%

Our cost of sales consists of products purchased for resale and the depreciation of rental assets. For the three months ended March 31, 2012, cost of sales was $6,282,809, or approximately 71.1% of revenues, compared to $155,839, or approximately 32.2% of revenues, for the three months ended March 31, 2011. During the three months ended March 31, 2012 cost of sales increased due to increased revenues related to our Wheelchair Van Segment which has a higher cost of sales as a percentage of net revenues than the Home Healthcare Segment.  The overall increase of cost of sales for our Wheelchair Van segment is due to the acquisition of  Ride-Away Handicap Equipment Corp. on March 1, 2012 and Mobility Freedom Inc. on May 13, 2011. During the three months ended March 31, 2012, cost of sales as a percentage of net revenues for our Home Healthcare Segment had a small decrease due to increased rental revenues as compared to the three months ended March 31, 2011.

Gross Profit

Overall gross profit percentage declined from 67.8% for the three months ended March 31, 2011 to 28.8% for the three months ended March 31, 2012,  due to the lower gross profit percentage earned in our wheelchair van segment.   For the three months ended March 31, 2012, approximately 95% of the company’s revenues was generated by the Wheelchair Van segment at this lower margin percentage thus negatively impacting the overall margin percentage.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 26.8% for the three months ended March 31, 2012 from 98.2% for the three months ended March 31, 2011.  These changes include:

•           Marketing and Selling. For the three months ended March 31, 2012, marketing and selling costs were $557,541 and there were none for the three months ended March 31, 2011. The company believes that the increase was due to marketing, advertising and print advertising programs initiatives, primarily in the wheelchair van segment.

•           Depreciation and amortization expense. For the three months ended March 31, 2012, depreciation expense amounted to $97,623 as compared to $7,108 for the three months ended March 31, 2011, an increase of $90,515.  Of this increase, $58,093 is due to the amortization of the identified intangibles recorded as a result of the acquisitions of Ride-Away and Mobility Freedom.  The balance of the increase is primarily due to the depreciation on the tangible assets acquired in these acquisitions, primarily rental vans.

•           General and administrative expense. For the three months ended March 31, 2012, general and administrative expenses were $1,714,223 as compared to $475,563 for the three months ended March 31, 2011., an increase of $1,238,660. For the three months ended March 31, 2012 and 2011 general and administrative expenses consisted of the following:

	Three Months Ended March 31, Fiscal Q1
	2012	2011
Rent	$208,719	$17,141
Employee compensation	1,122,209	331,324
Professional fees	56,220	52,555
Internet/Phone	47,894	8,384
Travel/Entertainment	72,439	3,306
Insurance	73,797	13,183
Other general and administrative	132,945	42,562
	$1,714,223	$468,455

•

For the three months ended March 31, 2012, Rent expense increased by $191,578 over the same period in 2011.  The increase is due to the market leases on the Ride-Away and Mobility Freedom locations which are not included in the 2011 totals as the acquisitions had not yet taken place.

•

For the three months ended March 31, 2012, employee compensation, related taxes and stock-based compensation expenses was $1,122,209, an increase of $790,885 over the same period in 2011.  The increase relates primarily to the personnel added with the acquisition of Ride-Away and Mobility Freedom and to the addition of several key positions in anticipation of these acquisitions.

•	For the three months ended March 31, 2012, professional fees increased to $56,220 as compared to $52,555 for the same period in 2011 an increase of $3,665 or 7.0%.

•

For the three months ended March 31, 2012, internet/telephone expense increased to $47,894 as compared to $8,383 for the same period in 2011, an increase of $39,510.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries and their operations and locations.

•

For the three months ended March 31, 2012, travel and entertainment expense increased to $72,439 as compared to $3,306 for the same period in 2011, an increase of $69,133.  This increase is due to the increased travel necessitated by the addition of the Ride-Away and Mobility Freedom subsidiaries.

•

For the three months ended March 31, 2012 insurance expense increased to $73,797 as compared to $13,183 for the three months ended March 31, 2011, an increase of $60,614.  This increase is due to the addition of the Ride-Away and Mobility Freedom locations.

•

For the three months ended March 31, 2012, other general and administrative expense increased to $132,945 as compared to $42,562 for the three months ended March 31, 2011, an increase of $90,383.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries.

INCOME (LOSS) FROM OPERATIONS

We reported income from operations of $173,034 for the three months ended March 31, 2012 as compared to a loss from operations of $(147,073) for the three months ended March 31, 2011.

OTHER INCOME (EXPENSES)

Other income for the three months ended March 31, 2012 amounted to $72.709. There was no other income for the three months ended March 31, 2011.  This income is primarily early pay and trade discounts earned by Ride-Away.

Acquisition frees for the three months ended March 31, 2012 amounted to $27,740 as compared with no such fees for the three months ended March 31, 2011.  These are the various legal and professional fees incurred in the acquisition of Ride-Away which occurred on March 1, 2012.

Interest expense for the three months ended March 31, 2012 amounted to $156,748 as compared to $8,583 for the three months ended March 31, 2011, an increase of $148,165.  This increase is due to the additional debt the company has incurred in the acquisition of the Ride-Away and Mobility Freedom subsidiaries.

NET INCOME (LOSS)

Our net income was $51,650 for the nine months ended September 30, 2011 compared to net loss of $(155,656) for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011	$ Change

Working capital surplus (deficit)	$ 46,728	$ (356,347)	403,075

Cash	686,907	212,460	474,447
Accounts receivable, net	4,896,833	1,042,953	3,853,880
Inventory	15,016,879	2,444,563	12,572.316
Total current assets	21,017,887	3,789,183	17,228,704
Property and equipment, net	1,697,412	526,571	1,170,841
Total assets	30,498,424	8,011,929	22,486,495

Accounts payable & accrued liabilities	4,042,939	599,008	3,443,931
Note Payable – Floor Plan	8,561,501	2,028,318	6,533,183
Notes payable-current	7,081,558	1,161,960	5,919,598
Total current liabilities	20,971,159	4,145,530	16,825,629
Notes payable-long term	6,822,798	3,732,014	3,090,784
Total liabilities	27,793,958	7,877,544	19,916,414
Accumulated deficit	(4,615,548)	(4,667,198)	51,650
Stockholders’ equity	2,704,467	134,385	2,570,082

Net cash provided by operating activities was $  794,874  for the three months ended March 31, 2012 as compared to net cash used by operating activities of $120,898 for the three months ended March 31, 2011, an increase of $915,772  primarily attributable to the acquisition of Ride-Away in the current quarter.  For the three months ended March 31, 2012, we had net income of $51,650 offset by non-cash items such as depreciation and amortization expense of $132,372 and stock-based compensation of $9,250 and increases from changes in assets and liabilities of $ 627,169.

Net cash used in investing activities for the three months ended March 31, 2012 was $94,093 as compared to net cash used in investing activities of $29,232 for the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, we used cash for property and equipment purchases.

Net cash used by financing activities for the three months ended March 31, 2012 was $226,334 as compared to net cash provided of 153,639 for the three months ended March 31, 2011. This decrease is due primarily to proceeds from a loan in the three months ended March 31, 2011 and a reduction of the lines of credit and floor plan in the three months ended March 31, 2012.

At March 31, 2012 we had a working capital surplus of $46,728 and accumulated deficit of $(4,615,548).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2012.

	Payments Due by Period
	Total	Less than 1 year	2-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Lease	$12,338,248	1,615,044	2,752,085	1,931,282	$6,039,837
Line of Credit	6,481,928	6,481,928	—	—	—
Note Payable – Floor Plan	8,561,501	8,561,501	—	—	—
Notes payable	5,526,981	280,757	924,654	1,009,825	3,311,745
Notes payable – related party	1,895,447	121,856	348,148	384,683	1,040,760

Total Contractual Obligations:	$34,804,105	17,061,086	4,024,8878	3,325,790	10,392,342

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

Disclosure Controls and Procedures

Our management, including Hal Compton, Jr., our chief executive officer, and Robyn Priest our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of  March 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Compton and Ms. Priest, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) on an annual basis.   As previously reported on our Form 10-K for the year ended December 31, 2011, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

As of the date of filing this report, we have failed to meet certain financial covenants of both our Commercial Line of Credit and our Note Payable for floor planning.  As a result, both of these lines are subject to being withdrawn.  We are currently working with both lenders to resolve this, but there can be no assurance of the company’s ability to do so.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q **

*    Filed herein

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASCO MEDICAL, INC.

By: /s/ Hal Compton, Jr.
May 14, 2012	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Robyn Priest
May 14, 2012	Robyn Priest
Chief Financial Officer, principal financial and accounting officer