Form 10-Q/A
period 2011-06-30
HASCO Medical, Inc.
filed 2012-07-19
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

15928 Midway Road, Addison, TX 75001

(Address of principal executive office)

(214) 302-0930

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [√ ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

HASCO MEDICAL, INC.

Form 10-Q/A

Quarterly period ended June 30, 2011

Index

Explanatory Note

We are filing this Amendment No. 22 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report Amendment No. 1 on Form 10-Q /A for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on September 13, 2011 (the “Original Form 10-Q”): (i) Item 1 of Part 1 of “Financial Information,” and (ii) Item 2 of Part 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” , and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected. This report on Form 10-Q/A No. 2 is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results erroneously treated the acquisition of our wholly owned subsidiary Mobility Freedom, Inc. (“Mobility Freedom”) as a pooling of interests rather than as a purchase as required by Generally Accepted Accounting Principles (“GAAP”). The Original Form 10-Q included the entire year of operating results for Mobility Freedom for both the three and six months ended June 30, 2011 and 2010. Under the purchase method of accounting, the operating results for Mobility Freedom should only be included from the date of acquisition of May 13, 2011. This change reduced the Consolidated Statements of Operations by $354,971 from $161,623 to a loss of $193,348 for the six months ended June 30, 2011, and by $192,488 from $154,797 to a loss of $37,691 for the three months ended June 30, 2011. This change also reduced the Consolidated Statements of Operation by $339,010 from $68,976 to $(270,035) for the three months ended June 30, 2010; and by $155,308 from $(365,133) to $(520.441) for the six months ended June 30, 2010. Additionally cash at the end of the period decreased by $237,534 from $260,216 to $22,682 for the six months ended June 30, 2010. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

The accounting error was identified prior to filing our 10-K for the period ended December 31, 2011 and as such the 10-K accurately reported the acquisition of Mobility Freedom.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30, 2011 RESTATED	December 31, 2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$362,190	$423
Accounts receivable, net	334,840	254,362
Inventory	2,382,394	76,356
Prepaid expenses and other current asset	23,963	18,845

Total Current Assets	3,103,387	349,986

LONG-TERM ASSETS:
Property and equipment, net	757,309	147,769
Intangible Assets acquired, net	2,283,447	—
Other	38,019	420

Total Assets	$6,182,162	$498,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,753,877	$612,282
Overdraft liabilities	—	46,023
Customer deposits	55,026	—
Notes payable	227,857	18,005
Other Liabilities	69,158	30,000

Total Current Liabilities	2,105,918	706,310

Long Term Debt	4,300,000	152,509

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized; 757,586,910 and 746,436,909 shares issued and outstanding, respectively.	757,587	746,437
Additional paid in capital	3,536,688	3,217,602
Accumulated deficit	(4,518,031)	(4,324,683)
Total Stockholders’ Equity (Deficit)	(223,756)	(360,644)

Total Liabilities and Stockholders’ Deficit	$6,182,162	$498,175

See accompanying notes to audited financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011 RESTATED	2010	2011 RESTATED	2010

Net revenues	$1,861,783	$584,273	$2,346,112	$1,229,840

Cost of sales (1)	1,247,279	194,803	1,403,118	386,117

Gross profit	614,504	389,470	942,994	843,723

Operating expenses:
General and administrative	650,914	647,083	1,119,370	1,323,736
Depreciation	22,103	7,302	29,211	14,604

Total operating expenses	673,017	654,385	1,148,581	1,338,340

Income (loss) from operations	(58,513)	(264,915)	(205,587)	(494,617)

Other income (expenses):
Other income	80,072	—	80,072	—
Interest expense	(59,250)	(5,120)	(67,833)	(9,978)

Total other expenses	20,822	(5,120)	12,239	(9,978)

Income (loss) before income taxes	(37,691)	(270,035)	(193,348)	(504,595)

Income tax (expense)	—	—	—	(15,846)

Net Income (loss)	$(37,691)	$(270,035)	$(193,348)	$(520,441)

Earnings per share:
Basic and dilutive	$—	$—	$—	$—

Weighted average share outstanding:
Basic and dilutive	757,426,583	733,559,369	753,386,076	727,525,965

See accompanying notes to audited financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2011 RESTATED	2010
Cash flows from operating activities:
Net loss	$(193,348)	$(520,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation & Amortization	74,799	82,671
Stock based compensation	80,406	114,400
Bad debt expense	—	142,174
Amortization of debt issuance costs	—	98
Fair value of options issued to employees	4,880	6,520
Changes in operating assets and liabilities:
Accounts receivable	(80,478)	(122,633)
Prepaid expenses & other current assets:	(5,118)	11,052
Inventory	(1,088,006)	4,236
Other assets	(37,599)	—
Accounts payable and accrued liabilities	1,321,595	221,819
Customer deposits and deferred revenue	55,026	—
Net cash (used in) provided by operating activities	132,157	(60,104)

Cash flows from investing activities:
Disposal (Purchase) of property and equipment	(180,368)	(33,614)
Net cash used in investing activities	(180,368)	(33,614)

Cash flows from financing activities:
Repayment of overdraft liability	(76,023)	—
Proceeds from note and loans payable	444,506	100,000
Debt issuance costs	—	(3,000)
Proceeds from sale of common stock	59,500	28,000
Repayments of notes payable	(18,005)	(8,800)
Net cash provided by financing activities	409,978	116,200

Net increase (decrease) in cash	361,767	22,482
Cash, Beginning of period	423	200
Cash, End of period	$362,190	$22,682

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-Cash transactions:
Settlement of management fees in exchange for common stock	$180,000	—
Vehicles acquired through financing	$—	$21,759
Intangibles and net assets acquired in Mobility Freedom acquisition	$3,856,250	$—
Promissory notes issued for the acquisition of assets	$4,000,000	$—

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

HASCO Medical, Inc. (“HASCO” or the “Company”), formerly BBC Graphics of Palm Beach Inc., was incorporated in May 2009 under the laws of the State of Florida. The Company operated as a provider of advertising and graphic design services.  In June 2009, the Company changed its name to HASCO Medical, Inc.

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

Southern Medical & Mobility, Inc. provides home health care services and products consisting primarily of the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payers.

For accounting purposes, HASCO Medical, Inc. has accounted for the transaction as a reverse acquisition and HASCO will be the surviving entity as a publicly-traded company under the name HASCO Medical Inc. or together with its subsidiaries. The Company did not recognize goodwill or any intangible assets in connection with this transaction.

The Merger was accounted for as a reverse acquisition, with Southern Medical & Mobility, Inc., as the accounting acquirer. Therefore, the Company’s historical financial statements reflect those of Southern Medical & Mobility, Inc. Accordingly, the reverse acquisition is being accounted for as a capital transaction in substance, rather than a business combination. For accounting purposes, the net liabilities of HASCO Medical, Inc. were recorded at fair value as of the Closing Date, with an adjustment to additional paid-in capital. The deficit accumulated by HASCO was carried forward after the Merger.

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

On May 13, 2011 HASCO Medical, Inc. completed the acquisition of Mobility Freedom, Inc., including its rental operations conducted under the trade name Wheelchair Vans of America.  Mobility Freedom was founded in 1999 in Clermont, Florida. Mobility Freedom caters to individuals with physical limitations that need specialty equipment to drive as well as families with members who are disabled that need to be transported. In certain circumstances, both the van itself as well as its specialty equipment is paid for, directly to Mobility Freedom, by a federal or state agency. As an example, approximately 45 % of Mobility Freedom’s customers are veterans, receiving benefits from the United States Department of Veterans Affairs (the “VA”). As part of the VA’s mission “to provided veterans the world-class benefits and services they have earned”, the VA pays for a van for disabled veterans. As a result, Mobility Freedom is both a VA and Vocational Rehabilitation (VR) state certified vendor. In addition, Mobility Freedom is an exclusive vendor for certain Florida state funded agencies, including the Florida Birth-Related Neurological Injury Compensation Association (NICA).

Mobility Freedom provides mobility solutions to its client base with disabilities through both the sale and rental of wheelchair accessible vans. It sales operations are conducted as an authorized dealer for a number of original equipment manufacturers (OEM) handicap van manufacturers including:

•	The Braun Corporation, which offers a variety of wheelchair accessible van conversions of popular minivan models including the Dodge Grand Caravan, the Chrysler Town & Country, the Toyota Sienna and the Honda Odyssey;

•	Vantage Mobility International; and

•	El Dorado National Company, a THOR company.

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

Mobility Freedom also offers another unique solution with the option of a wheelchair accessible truck or truck conversion. Offered by Ryno Mobility, a wheelchair truck conversion offers the ability to retain the style and performance of a truck while the handicap truck conversion allows wheelchair access.

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

Restatement of Financial Statements

Our Consolidated Statement of Operations and our Consolidated Statements of Cash Flows for the three (for Consolidated Statement of Operations only) and six months ended June 30, 2011 and 2011 have been restated to treat the acquisition of Mobility Freedom on May 13, 2011 properly as a purchase rather than a pooling of interest under U.S. GAAP. Under the purchase method, the acquired company’s financial results are only included for the periods subsequent to the purchase date. Under the pooling of interest method, the acquired company’s results are included in all periods presented as if the acquired company had always been a part of the consolidated entity. The following table summarizes the effects of our restatement resulting from the correction of this error.

	Restated		Previously Reported
	Three Months ended June 30,		Three Months ended June 30,
	2011	2010	2011	2010

Consolidated Statement of Operations:
Net Income	(37,691)	(270,035)	154,797	68,976

	Restated		Previously Reported
	Six Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010

Consolidated Statement of Operations:
Net Income	(193,348)	(520,441)	161,623	(365,133)
Consolidated Statements of Cash Flows:
Cash, end of period	362,190	22,682	362,190	260,216

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

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, Medicaid, and Medicare. Insurance benefits are assigned to us by patients receiving medical treatments and related products and, accordingly, we bill on behalf of our patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription.  The insurance company reimburses us for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $176,864 and $182,807 during the six months ended June 30, 2011 and 2010, respectively.

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

Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payers. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.

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

Accounts Receivable

Accounts receivable of Southern Medical and Mobility Freedom consists primarily of receivables due from Medicare, the Veterans Administration, Medicaid, and third party payers. The Company recorded a bad debt allowance of $303,177 and $327,697 as of June 30, 2011 and December 31, 2010, respectively. Management performs ongoing evaluations of its accounts receivable.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity and uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, and other operating trends. Also considered are relevant business conditions such as governmental and managed care payer claims processing procedures and system changes.

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

Accounts receivable balance concentrations by major payer category as of June 30, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Receivable Outstanding:	June 30, 2011	December 31, 2010

Medicare	23.8%	36.6%
Veterans Administration	20.8%	0%
Medicaid/Other Government	20.2%	3.6%
Private Insurance/Other	35.2%	59.8%
Total	100.0%	100.0%

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis and includes primarily finished goods.

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the six months ended June 30, 2011 and 2010 totaled $85,181 and $29,607, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six months ended June 30, 2011 and 2010.

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

Earnings (Loss) Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of June 30, 2011, there were 3,075,000 stock options which could potentially dilute future earnings per share.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2011, the Company had an accumulated deficit of approximately $4.5 million. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing to support its recent acquisition.  During the quarter ended June 30, 2011, the Company secured a working capital line of credit in the amount of $400,000.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2011	December 31, 2010
Building improvements	15-39 years	$60,110	$—
Office equipment	5 years	108,434	38,979
Rental equipment	13 - 36 months	1,521,767	468,646
Vehicles	5 years	114,775	71,656
Computer equipment	5 years	53,086	31,483
		1,858,172	610,764
Less: accumulated depreciation		(1,100,863)	(462,995)

		$757,309	$147,769

For the six months ended June 30, 2011 and 2010, depreciation expense amounted to $74,799 and $82,671, respectively of which $45,588 and $68,067 is included in cost of sales, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of three delivery vehicles (see Note 4 below).

NOTE 4 – INTANGIBLE PROPERTY

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc., including its rental operations conducted under the trade name Wheelchair Vans of America. The purchase price consisted of $2,000,000 cash, a Promissory Note of $1,850,000 and 250,000 shares of common stock with a fair market value of $6,250 for a total purchase price of $3,856,250. Hasco acquired 100% of the shares outstanding of Mobility Freedom. The purchase price was first assigned to the identifiable assets and liabilities assumed in the transaction. The Company allocated the remaining cost,estimated at June 30, 2011 to be $2,321,303, to identifiable intangible assets.

The Company’s acquired intellectual property and rights is being amortized on a straight-line basis over the estimated useful life.

NOTE 5 – NOTES PAYABLE

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)

Between December 2008 and January 2009, the Company issued notes payable amounting to $52,979 in connection with the acquisition of three delivery vehicles. The notes payable bear approximately 2% interest per annum and are secured by a lien of all three delivery vehicles. These notes shall be payable in thirty-six equal monthly payments of $1,516 beginning in January 2009 through December 2011.	$15,176	$20,514

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder	2,000,000	—

On June 29, 2011 Hasco Medical, Inc. entered into a $400,000 revolving line of credit agreement with Whitney Bank, which includes an annual renewal. An annual facility fee of .25% was charged. Interest at the Wall Street Journal prime rate plus 1.0% on the used facility will be paid monthly. At June 30, 2011 the aforementioned interest rate was 4.25%. As of June 30, 2011 there remains $100,000 available on the line of credit.	300,000	—

In February 2011, HASCO Holdings, LLC, the largest shareholder of the Company, loaned $50,000 to the Company. These loans are non-interest bearing and are due on demand.	50,000	150,000

In February 2011, one of the Company’s directors loaned $135,000 to the Company. These loans are non-interest bearing and are due on demand.	135,000	—

Various small notes all due within one year bearing interest from 5% to 8% secured with equipment.	27,681	—

Note Payable to related party, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	2,000,000	—

Total debt	4,527,857	170,514
Current portion of long-term debt, notes payable	227,857	18,005
Long-term portion	$4,300,000	$152,509

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

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc., including its rental operations conducted under the trade name Wheelchair Vans of America. The purchase price consisted of $2,000,000 cash, a Promissory Note of $1,850,000 and 250,000 shares of common stock with a fair market value of $6,250 for a total purchase price of $3,856,250. Hasco acquired 100% of the shares outstanding of Mobility Freedom.

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

Stock option activity for the three months ended June 30, 2011 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2010	4,075,000	$0.007
Granted	—	—
Exercised	—	—
Cancelled	(1,000,000)	—
Outstanding at June 30, 2011	3,075,000	$0.007

Options exercisable at end of year	—	$—
Weighted average fair value of options granted during the year		$—

Stock options outstanding at June 30, 2011 as disclosed in the above table have $29,212 intrinsic value at the end of the year.

The following table summarizes the Company’s stock options outstanding at June 30, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.007	3,075,000	3.58 Years	$0.007	—	$—
	3,075,000		$0.007	—	$—

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
$731,862

Rent expense was $64,431 and $98,506 for the sixmonths ended June 30, 2011 and 2010, respectively.

In April 2011, the Company received approximately $80,000 from Hasco Holdings, LLC. In March 2011, Hasco Holdings LLC. entered into a settlement and release agreement with the former owners of Southern Medical & Mobility, Inc. (“SMM”). The former owners agreed to reimburse Hasco Holdings LLC for all the refunds made to third party payers associated with billings prior to the acquisition of Hasco Holdings LLC of SMM in June 2008.

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

NOTE 11 – RESTATEMENT OF FINANCIAL INFORMATION

We have determined that our previously reported results erroneously treated the acquisition of our wholly owned subsidiary Mobility Freedom, Inc. (“Mobility Freedom”) as a pooling of interests rather than as a purchase as required by Generally Accepted Accounting Principles (“GAAP”). The Original Form 10-Q included the entire year of operating results for Mobility Freedom for both the three and six months ended June 30, 2011 and 2010. Under the purchase method of accounting, the operating results for Mobility Freedom should only be included from the date of acquisition of May 13, 2011. This change reduced the Consolidated Statements of Operations by $354,971 from $161,623 to a loss of $193,348 for the six months ended June 30, 2011, and by $192,488 from $154,797 to a loss of $37,691 for the three months ended June 30, 2011. This change also reduced the Consolidated Statements of Operation by $339,010 from $68,976 to $(270,035) for the three months ended June 30, 2010; and by $155,308 from $(365,133) to $(520.441) for the six months ended June 30, 2010. Additionally cash at the end of the period decreased by $237,534 from $260,216 to $22,682 for the six months ended June 30, 2010. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

BALANCE SHEET, June 30, 2011	Originally
	Reported		Adjustments	Restated

Current assets	3,103,387		—	3,103,387
Property and equipment	757,309		—	757,309
Intangible property	2,730,694	(a)	(447,247)	2,283,447
Other assets	38,019		—	38,019
Total Assets	6,629,409			6,182,162

Current liabilities	2,105,918		—	2,105,918
Notes Payable	4,300,000		—	4,300,000

Capital stock	4,369,019	(a)	(74,744)	4,294,275
Accumulated deficit	(4,145,528)	(a)	(372,503)	(4,518,031)
Total Liabilities and Equity	6,629,409			6,182,162

(a)   adjustment for equity and period net income of acquired company

STATEMENT OF	As reported in 10-Q		Six Months Ended	As reported in 10-Q	Three Months
OPERATIONS	Six Months Ended	MF Activity	June 30,	Three months ended	Ended June 30,
	June 30,	1/1 to 5/13	Restated	Mar 31, 2011	Restated

Net revenues	$6,439,186	$(4,093,074)	$2,346,112	$484,329	$1,861,783
Cost of sales (1)	3,984,923	2,581,806	1,403,117	155,839	1,247,278

Gross profit	2,454,262	(1,511,268)	942,994	328,490	614,504

Operating expenses:
General and administrative	2,202,749	1,083,380	1,119,369	468,455	650,914
Depreciation	102,128	72,917	29,211	7,108	22,103
Total operating expenses	2,304,878	1,156,297	1,148,581	475,563	673,018

Income from operations	149,385	(354,971)	(205,586)	(147,073)	(58,513)

Other income (expenses):
Other income	80,072	—	80,072	—	80,072
Interest expense	(67,833)	—	(67,833)	(8,583)	(59,250)
Total other expenses	12,239	—	12,239	(8,583)	20,822

Income (Loss) before income taxes	161,623	(354,971)	(193,348)	(155,656)	(37,692)

Income tax (expense)	—	—	—	—	—

Net Income	$161,623	$(354,971)	$(193,348)	$(155,656)	$(37,692)

NOTE 12 – PROFORMA FINANCIAL INFORMATION

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc., including its rental operations conducted under the trade name Wheelchair Vans of America. The purchase price consisted of $2,000,000 cash, a Promissory Note of $1,850,000 and 250,000 shares of common stock with a fair market value of $6,250 for a total purchase price of $3,856,250. Hasco acquired 100% of the shares outstanding of Mobility Freedom. The following pro-forma financial information presents the HASCO Financials as if the acquisition had occurred at the beginning of each period presented.

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

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc., including its rental operations conducted under the trade name Wheelchair Vans of America. The purchase price consisted of $2,000,000 cash, a Promissory Note of $1,850,000 and 250,000 shares of common stock with a fair market value of $6,250 for a total purchase price of $3,856,250. Hasco acquired 100% of the shares outstanding of Mobility Freedom.

Historically, our operations were focused on the provision of a diversified range of home health care services and products. Following our May 13, 2011 acquisition of Mobility Freedom, our operations are conducted within two business units:

•	Wheelchair Vans – which conducts sales of handicap accessible vans, parts and service and rental operations. This business unit is conducted through Mobility Freedom, including its rental operations conducted under the trade name Wheelchair Vans of America located in Northern Florida, and

•	Home Health Care – which conducts sales of medical equipment and supplies. This business unit is conducted through Southern Medical & Mobility located in Mobile Alabama.

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

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements for the year ended December 31, 2010 and notes thereto contained in this report as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company’s operating results and financial condition.

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

Revenue Recognition - The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition”. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

•	Revenues are recognized under fee for service arrangements through vans that the Company rents to disabled individuals visiting Florida. Revenue generated from vans that the Company rents to individuals is recognized over the rental period and commences on delivery of the van to the customer.

•	Revenue related to sales of vans, and supplies is recognized on the date of delivery to the customer.

•	Revenues from sales of products are generally recognized when products are shipped unless the Company has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract.

•	Revenue from services is recorded as it is earned. Customers are generally billed every two weeks based on the units of production for the project. Each project has an estimated total which is based on the estimated units of production and agreed upon billing rates.

•	Amounts billed in advance of services being provided are recorded as deferred revenues and recognized in the consolidated statement of operations as services are provided.

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

Accounts Receivable - Management performs ongoing evaluations of its accounts receivable. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity and uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, and other operating trends. Also considered are relevant business conditions such as governmental and managed care payer claims processing procedures and system changes. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

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

Reimbursement by Third Party Payers

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

We no longer derive substantially all of our revenues from reimbursement by third party payers, including Medicare, Medicaid, and private insurers. However, our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation

Under existing Medicare laws and regulations, the sale and rental of our products generally are reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. The Balanced Budget Act of 1997 (BBA) granted authority to the Secretary of the Department of Health and Human Services (DHHS) to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by the Centers for Medicare and Medicaid Services (CMS), the agency within the DHHS responsible for administering the Medicare program, and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

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

Changes in the law or new interpretations of existing laws could have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payers. Reimbursement from Medicare and other government programs is subject to federal and state statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments and governmental funding restrictions. Our levels of revenue and profitability, like those of other health care companies, are affected by the continuing efforts of government payers to contain or reduce the costs of health care, including competitive bidding initiatives, measures that impose quality standards as a prerequisite to payment, policies reducing certain HME payment rates and restricting coverage and payment for inhalation drugs, and refinements to payments for oxygen and oxygen equipment.

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

Results of Operations

The following table provides an overview of certain key factors of our results of operations for the three and six months ended June 30, 2011 as compared to June 30, 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net Revenues	$1,861,783	$584,273	$2,346,112	$1,229,840
Cost of sales	1,247,279	194,803	1,403,118	386,117
Operating Expenses:
Depreciation	22,103	7,302	29,211	14,604
General and administrative	650,914	647,083	1,119,370	1,323,736
Total operating expenses	673,017	654,385	1,148,581	1,338,340
Income (loss) from operations	(58,513)	(264,915)	205,587	(494,617)
Total other income (expense)	20,822	(5,120)	12,239	(9,978)
Provision for income taxes	—	—	—	(15,846)
Net income (loss)	$(37,691)	$(270,035)	$(193,348)	$(520,441)

Other Key Indicators:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of sales as a percentage of revenues	67.0%	33.3%	59.8%	31.4%
Gross profit margin	33.0%	66.7%	40.2%	68.6%
General and administrative expenses as a percentage of revenues	35.0%	110.8%	47.7%	107.6%
Total operating expenses as a percentage of revenues	36.1%	112.0%	49.0%	108.8%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Product Sales	$1,476,598	$321.420	$1,855,135	$628,355
Service	12,088	—	12,089	—
Rental Revenue	373,097	262,853	478,888	601,485
Total Net Revenues:	$1,861,783	$584,273	$2,346,112	$1,229,840

	Three months ended June 30,		Six months ended June 30,
Gross profit as a Percentage of Net Revenues	2011	2010	2011	2010
Product sales	79.3%	55.0%	79.1%	51.1%
Rental Revenue	20.0%	45.0%	20.4%	48.9%
Service Revenue	.7%	—	.5%	—

Six Month Period ended June 30, 2011 and 2010

Net Revenues

For the six months ended June 30, 2011, we reported revenues of $2,346,112 as compared to revenues of $1,229,840 for the six months ended June 30, 2010, an increase of $1,116,272 or approximately 90.8 % Product sales for the six months ended June 30, 2011 increased by $1,226,780 or approximately 195.2 % as compared to the six months ended June 30, 2010. Rental revenue for the six months ended June 30, 2011 decreased by $122,597 or approximately 20.4% as compared to the six months ended June 30, 2010. The increase in product sales, which drove the increase in overall sales, is due to the acquisition of Mobility Freedom on May 13, 2011. The decrease of rental revenue is due to the impact of the 9.5% MIPAA reduction, lower reimbursement rates from third party payers and lower hospital census levels.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the six months ended June 30, 2011, cost of sales was $1,403,118 or approximately 59.8% of revenues, compared to $386,117, or approximately 31.4% of revenues, for the six months ended June 30, 2010.. During the six months ended June 30, 2011, cost of sales as a percentage of net revenues increased due to the acquisition of Mobility Freedom, which traditionally has a higher cost of sales percentage than the that of home health care products..

Gross Profit

During the six months ended June 30, 2011, our gross profit as a percentage of net revenues decreased by approximately 28.4% as compared to the six months ended June 30, 2010. The decrease is due to the wheelchair van sales which have a lower gross profit than that of home health care products.

Total Operating Expenses

Our total operating expenses decreased slightly at approximately 1.4% to $1,148,581 for the six months ended June 30, 2011 as compared to $1,338,340 for the six months ended June 30, 2010. These changes include:

•           Depreciation and amortization expense. For the six months ended June 30, 2010, depreciation expense amounted to $29,211 as compared to $14,604 for the six months ended June 30, 2010, an increase of $14,607 or 100% due to the acquisition of Mobility Freedom.

•           General and administrative expense. For the six months ended June 30, 2011, general and administrative expenses were $1,119,370 as compared to $1,323,736 for the six months ended June 30, 2010, a decrease of $204,366. For the six months ended June 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Six Months Ended June 30, Fiscal Q1
	2011	2010
Rent	$64,431	$32,866
Employee compensation	827,646	722,378
Professional fees	179,932	99,102
Internet/Phone	35,401	15,408
Travel/Entertainment	20,699	27,977
Bad debt expense	(43,042)	142,174
Insurance	64,018	25,202
Management fee	0	180,000
Other general and administrative	(29,715)	78,629
	$1,119,370	$1,323,736

•	For the six months ended June 30, 2011, Rent expense increased by $31,565 or 96.0% over the same period in 2010. The increase is due to the addition of the Mobility Freedom locations

•	For the six months ended June 30, 2011, employee compensation, related taxes and stock-based compensation expenses increased to $827,646 as compared to $722,378, a 14.6% increase. The increase relates to the Mobility Freedom acquisition.

•	For the six months ended June 30, 2011, professional fees increased to $179,932 as compared to $99,102, an increase of $80,830 or 81.6%. The increase is primarily related to increase in audit and accounting fees related to the Mobility Freedom acquisition.

•	For the six months ended June 30, 2011, internet/telephone expense increased to $35,401 as compared to $15,408, an increase of $19,993 or 129.8%. This increase is attributable to the acquisition of Mobility Freedom.

•	For the six months ended June 30, 2011, travel and entertainment expense decreased to $20,699 as compared to $27,977. This 26.0% decrease is due to decreased executive travel.

•	For the six months ended June 30, 2011 bad debt expense was reduced to ($43,042) as compared to $142,174 for the six months ended June 30, 2010, a decrease of $185,216 or 130.3%. The decrease was due to a detailed review of Accounts Receivable aging by senior management, which determined that the provision for bad debt was overstated.

•	For the six months ended June 30, 2011 Insurance expense increased to $64,018 as compared to $25,202 for the six months ended June 30, 2010, an increase of $38,816 or 154.0%. Insurance expense increased due to added coverage and higher sales related premiums as compared to 2010, in addition to the inclusion of the Mobility Freedom insurance from the date of acquisition thru June 30, 2011.

•	For the six months ended June 30, 2011 Management fee expense was eliminated as compared to $180,000 for the six months ended June 30, 2010. In January 2011, in consultation with Senior Management, the Chairman & principal investor voluntarily chose to forego contractual binding management fees.

•	For the six months ended June 30, 2011 other general and administrative expense decreased to $(29,715) as compared to $78,629 for the six months ended June 30, 2010, a decrease of $108,344. This decrease is due to numerous cost reduction efforts as well as certain refunds related to the Mobility Freedom acquisition.

INCOME (LOSS) FROM OPERATIONS

We reported income from operations of $205,587 for the six months ended June 30, 2011 as compared to a loss from operations of $(494,617) for the six months ended June 30, 2010.

OTHER INCOME (EXPENSES)

Interest expense. For the six months ended June 30, 2011, interest expense amounted to $67,833 as compared to $9,978 for the six months ended June 30, 2010, an increase of $57,855. This increase is due to the acquisition of Mobility Freedom and the additional debt related to that acquisition.

NET INCOME (LOSS)

Our net loss was $(193,348) for the six months ended June 30, 2011 compared to net loss of $(520,441) for the six months ended June 30, 2010.

Three Month Period ended June 30, 2011 and 2010

Net Revenues

For the three months ended June 30, 2011, we reported revenues of $1,861,783 as compared to revenues of $584,573 for the three months ended June 30, 2010, an increase of $1,277,510 or approximately 318.5%. This increase is due to the acquisition of Mobility Freedom on May 13, 2011 and the inclusion of their revenue from that date through June 30, 2011. Product sales for the three months ended June 30, 2011 increased by $1,155,178 or approximately 359.4% as compared to the six months ended June 30, 2010. Rental revenue for the three months ended June 30, 2011 increased by $110,244 or approximately 41.9% as compared to the six months ended June 30, 2010. The product revenues increase in 2011 are directly attributable to the acquisition of Mobility Freedom. The overall increase of rental revenue is due to Mobility Freedom rental revenue partially offset by the impact of the 9.5% MIPAA reduction, lower reimbursement rates from third party payers and lower hospital census levels.

Cost of Sales

Our cost of sales consists of the cost of products purchased for resale and the depreciation of rental assets and. For the three months ended June 30, 2011, cost of sales was $1,247,279, or approximately 67.0% of revenues, compared to $194,803, or approximately 33.3% of revenues, for the three months ended June 30, 2010. During the three months ended June 30, 2011, cost of sales increased due to increased revenues as compared to the three months ended June 30, 2010. During the three months ended June 30, 2011, cost of sales as a percentage of net revenues increased due to the revenue mix as compared to the three months ended June 30, 2010. Wheelchair van sales have a higher cost of sales than home medical equipment. Approximately 74% of the company’s revenue was from wheelchair van sales for the three months ended June 30, 2011.

Total Operating Expenses

Our total operating expenses increased approximately 2.8% to $673,017 for the three months ended June 30, 2011 as compared to $654,385 for the three months ended June 30, 2010. These changes include:

•           Depreciation and amortization expense. For the three months ended June 30, 2011, depreciation expense amounted to $22,103 as compared to $7,302 for the three months ended June 30, 2010, an increase of $14,801 or 202.7% primarily due to the acquisition of Mobility Freedom.

•           General and administrative expense. For the three months ended June 30, 2011, general and administrative expenses were $650.914 as compared to $647,083 for the three months ended June 30, 2010, an increase of $3,831 or 0.6%. For the three months ended June 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Three Months Ended June 30, Fiscal Q1
	2011	2010
Rent	$47,290	$16,500
Employee compensation	496,322	344,285
Professional fees	127,377	47,135
Internet/Phone	27,016	8,822
Travel/Entertainment	17,393	14,393
Bad debt expense	(49,298)	74,332
Insurance	50,835	10,935
Management fee	0	90,000
Other general and administrative	(66,021)	40,681
	$650,914	$647,083

•	For the three months ended June 30, 2011, Rent expense increased to $47,290 as compared to $16,500 for the three months ended June 30, 2010 . The change relates to rent expense on the Mobility Freedom locations.

•	For the three months ended June 30, 2011, employee compensation, related taxes and stock-based compensation expenses increased to $496,322 as compared to $344,285 for the three months ended June 30, 2010, an increase of $152,037 or 44.2%. The increase is due to the addition of Mobility Freedom on May 13, 2011.

•	For the three months ended June 30, 2011, professional fees increased to $127,377 as compared to $47,135 for the three months ended June 30, 2010, an increase of $80,242 or 170.2%. The increase is primarily related to increase in audit and accounting fees related to the Mobility Freedom acquisition.

•	For the three months ended June 30, 2011, internet/telephone expense increased to $27,016 as compared to $8,822 for the three months ended June 30, 2010, an increase of $18,194. The addition of the Mobility Freedom locations created additional phone and internet expenses. Prior to the acquisition, HASCO Medical operated out of one location.

•	For the three months ended June 30, 2011, travel and entertainment expense increased to $17,393 as compared to $14,393 for the three months ended June 30, 2010. The $3,000 or 20.8% increase is primarily due to the Mobility Freedom acquisition.

•	For the three months ended June 30, 2011 bad debt expense was reduced by $49,298 as compared to a provision of $74,332 for the three months ended June 30, 2010, a change of $123,630 or 166.3%. The decrease was due to a detailed review of Accounts Receivable aging by senior management, which determined that the provision for bad debt was overstated.

•	For the three months ended June 30, 2011 Insurance expense increased to $50,835 as compared to $10,935 for the three months ended June 30, 2010, an increase of $39,900, or 364.9%. Insurance expense increased due to the Mobility Freedom acquisition, as well as added coverage and higher sales related premiums as compared to 2010.

•	For the three months ended June 30, 2011 other general and administrative expense decreased $110,702 to $(66,021) as compared to $40,681 for the three months ended June 30, 2010. The decrease is primarily attributable to refunds and credits related to the acquisition, as well as Sr. Management’s decision to reduce unnecessary costs.

LOSS FROM OPERATIONS

We reported a loss from operations of $58,513 for the three months ended June 30, 2011 as compared to a loss from operations of $264,915 for the three months ended June 30, 2010.

NET LOSS

Net loss was $37,691 for the three months ended June 30, 2011 compared to net loss of $270,035 for the three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2011 and December 31, 2010:

	June 30,	December 31,	$
	2011	2010	Change
Working capital surplus (deficit)	997,469	(356,324)	1,353,793

Cash	362,190	423	361,767
Accounts receivable, net	334,840	254,362	80,478
Inventory	2,382,394	76,356	2,306,038
Total current assets	3,103,387	349,986	2,753,401
Property and equipment, net	757,309	147,769	609,540
Total assets	6,182,162	498,175	5,683,987

Accounts payable and accrued liabilities	1,753,877	612,282	1,141,595
Notes payable-current	227,857	18,005	209,852
Total current liabilities	2,105,918	706,310	1,399,608
Notes payable-long term	4,300,000	152,509	4,147,491
Total liabilities	6,405,918	858,819	5,547,099
Accumulated deficit	(4,518,031)	(4,324,683)	(193,348)
Stockholders’ equity (deficit)	(223,756)	(360,644)	136,888

Net cash provided by operating activities was $132,157 for the six months ended June 30, 2011 as compared to net cash used in operating activities of $(60,104) for the six months ended June 30, 2010, an increase of $192,261. For the six months ended June 30, 2011, we had a net loss of $(193,348) offset by non-cash items such as depreciation and amortization expense of $74,799 and stock-based compensation of $80,406 and increases from changes in assets and liabilities of $165,420.

Net cash used in investing activities for the six months ended June 30, 2011 was $180,368 as compared to net cash used in investing activities of $33,614 for the six months ended June 30, 2010. During the six months ended June 30, 2011 and 2010, we used cash for property and equipment purchases.

Net cash provided by financing activities for the six months ended June 30, 2011 was $409,978 as compared to $116,200 for the six months ended June 30, 2010. For the six months ended June 30, 2011, net cash provided by financing activities related to proceeds from note and loans payable of $444,504, offset by payments of notes and overdraft liability totaling $(94,028) and by proceeds from sale of common stock of $59,500. For the six months ended June 30, 2010, net cash proceeds from note and loans payable of $100,000 offset by payments of notes of $(11,800).

At June 30, 2011 we had a working capital surplus of $997,469 and accumulated deficit of $(4,518,031).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2011.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Operating Lease	$731,862	$145,311	$520,552	$65,999	$—

Line of Credit	300,000	300,000	—	—	—
Notes payable	227,857	227,857	__	—	—
Notes payable – related party	4,000,000	242,982	526,672	586,067	2,644,279

Total Contractual Obligations:	$5,259,719	$916,150	$1,047,224	$652,066	$2,644,279

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

PART II - OTHER INFORMATION

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

*    Filed herein

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASCO MEDICAL, INC.

By: /s/ Hal Compton, Jr.
July 19, 2012	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Robyn Priest
July 19, 2012	Robyn Priest
Chief Financial Officer, principal financial and accounting officer