Form 10-Q
period 2012-06-30
HASCO Medical, Inc.
filed 2012-08-10
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 981,794,878 shares of common stock are issued and outstanding as of July 31, 2012.

HASCO MEDICAL, INC.

Form 10-Q

Quarterly period ended June 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)

Assets
Current assets
Cash	$1,253,020	$212,460
Accounts receivable, net of allowance for doubtful accounts of $432,850 and $327,697 respectively	4,794,549	1,042,953
Inventory	13,916,957	2,444,563
Prepaid expenses	381,381	89.207
Total current assets	20,345,907	3,789,183

Property & equipment, net of accumulated depreciation of $826,622 and $634,857, respectively	1,609,368	526,571

Intangible property, net of accumulated amortization of $263,320 and $123,804, respectively	7,440,492	3,695,755
Other non-current assets	8,156	420
Total Assets	$29,403,923	$8,011,929

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,489,741	$2,627,326
Other current liabilities	337,844	180,780
Customer deposits and deferred revenue	1,026,032	175,464
Note Payable - Floor Plan	8,729,528	—
Line of Credit	6,481,928	898,713
Current portion of Notes Payable	439,783	108,901
Current portion of loans and notes payable, related parties	165,550	154,346
Total current liabilities	19,670,406	4,145,530

Notes payable, net of current portion	5,015,182	1,947,994
Notes payable to related party, net of current portion	1,689,784	1,784,020
Total liabilities	26,375,372	7,877,544

Stockholders’ Equity
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 2,000,000,000 shares authorized; and 980,569,878 and 757,426,583 shares issued and outstanding, respectively	980,570	794,579
Additional paid-in capital	6,460,572	4,007,004
Accumulated deficit	(4,412,591)	(4,667,198)
Total stockholders’ equity	3,028,551	134,385

Total Liabilities and Stockholders’ Equity	$29,403,923	$8,011,929

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues, net	$19,709,751	$1,861,783	$28,534,981	$2,346,112
Cost of sales	14,254,897	1,247,279	20,173,250	1,403,118
Gross profit	5,454,854	614,504	8,361,731	942,994

Operating expenses:
Selling and marketing	1,185,540	—	1,631,324	—
General and administrative	3,839,347	650,914	6,057,793	1,119,370
Amortization and depreciation	127,585	22,103	213,333	29,211
Total operating expenses	5,152,472	673,017	7,902,450	1,148,581

Income (loss) from operations	302,382	(58,513)	459,281	(205,587)

Other income (expense)
Other income	161,402	80,072	233,553	80,072
Acquisition Fees	—	—	(26,740)	—
Interest expenses	(227,811)	(59,250)	(366,872)	(67,833)
Total other income (expense)	(66,409)	20,822	(160,061)	12,239

Income (loss) from operations before income taxes	235,973	(37,691)	299,220	(193,348)

Provision for income taxes	(33,016)	—	(44,613)	—

Net income (loss)	$202,957	$(37,691)	$254,607	$(193,348)

Earnings per share:
Basic and dilutive	$—	$—	$—	$—

Weighted average shares outstanding:
Basic and dilutive	977,113,039	757,426,583	909,299,520	753,386,076

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2012	2011

Cash Flows from Operating Activities:
Net income (loss)	$254,607	$(193,348)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	337,464	74,799
Gain on disposal of property and equipment	(29,055)	—
Stock based compensation	81,737	80,406
Issuance of stock in settlement of services	47,932	4,880
Bad debt expense	(53,660)	—
Changes in assets and liabilities:
Accounts receivable	369,642	(80,478)
Inventory	(410,710)	(1,088,006)
Prepaid expenses	(77,226)	(5,118)
Other assets	250,919	(37,599)
Accounts payable and accrued liabilities	372,651	1,321,595
Customer deposits and deferred revenue	(806)	55,026
Other current liabilities	32,065	—
Net Cash (Used) Provided by Operating Activities	1,175,560	132,157

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	54,000	—
Purchase of property and equipment	(153,453)	(180,368)
Net Cash Provided by (Used in) Investing Activities	(99,453)	(180,368)

Cash Flows from Financing Activities:
Repayment of overdraft liability	—	(76,023)
Lines of credit and floor plan, net	18,858	—
Proceeds from sale of common stock	9,890	59,500
Proceeds from note and loan payable	—	444,506
Repayments of notes payable	(64,295)	(18,005)
Net cash provided (used) by financing activities financing activities	(35,547)	409,978

Net increase/decrease in Cash	1,040,560	361,767
Cash at beginning of period	212,460	423
Cash at end of period	$1,253,020	$362,190

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$366,872	$67,833
Income taxes	$—	$—

Non-Cash transactions:
Settlement of management fees in exchange for common stock	$—	$180,000
Intangibles and net assets acquired in Mobility Freedom acquisition	$—	$3,856,250
Promissory notes issued for the acquisition of assets in Ride-Away	$3,000,000	$4,000,000
Intangibles and net assets acquired in Ride-Away acquisition	$6,000,000	$—

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

On November 16, 2011 Hasco Medical, Inc completed the acquisition of Certified Medical Systems II, Inc. (Certified Medical) and Certified Medical Auto Division, Inc. (Certified Auto). Certified Medical is in the same business segment as Southern Medical & Mobility, Inc. and Certified Auto is in the same business segment as Mobility Freedom, Inc.  Pursuant to the terms of the transaction, HASCO paid the selling shareholders $50,000 in cash and a $50,000 Promissory Note with a 4 year term for a total consideration of $100,000 along with 2,857,143 shares of HASCO Medical, Inc. common stock. The equity of Certified as well as the amount the Company paid for its assets was less than 10% of the total assets of HASCO and its consolidated subsidiaries.

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

Services and Products

Historically, our operations were focused on the provision of a diversified range of home health care services and products. Following our 2011 acquisitions of Mobility Freedom and the Certified subsidiaries, and our March 2012 acquisition of Ride-Away, our operations are conducted within two lines of business:

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

•

Wheelchair Vans – which conducts sales of handicap accessible vans, parts and service and rental operations.  This segment consists of Ride-Away which has eleven locations from Maine to Florida, Mobility Freedom including its rental operations conducted under the trade name “Wheelchair Vans of America” and Certified Medical Auto, which are located in Florida; and

•

Home Health Care -  which conducts sales of medical equipment and supplies This segment consists of Southern Medical & Mobility located in Mobile, Alabama and Certified Medical located in Ocala, Florida

Wheelchair Vans

Ride-Away, Mobility Freedom and Certified Auto serve individuals with physical limitations that need specialty equipment to drive as well as families with members who are disabled that need to be transported. In certain circumstances, both the van itself as well as its specialty equipment is paid for, directly to the respective company, by a federal or state agency. For the 3 and 6 months ended June 30, 2012, approximately 10% and 14%, respectively, of the Wheelchair Vans segments revenue is derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”). As part of the VA’s mission “to provided veterans the world-class benefits and services they have earned”, the VA pays for a van for disabled veterans. As a result, Mobility Freedom is both a VA and Vocational Rehabilitation (VR) state certified vendor.

Ride-Away has eleven corporate owned stores which are located in Beltsville, MD, East Hartford, CT, Essex Junction, VT, Gray, ME, Londonderry, NH, Norfolk, VA, Norristown, PA, North Attleboro, MA, Norwood, MA, Richmond VA, Tampa, FL.  Mobility Freedom has four corporate owned stores which are located in Orlando, Tampa, Clermont and Palm Coast, Florida. Certified Auto is located in Ocala, FL.

Home Health Care

Southern Medical and Certified Medical are the two entities in this line of business. These companies provide a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, power chairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the financial statements of the Company and its wholly-owned subsidiaries. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2012 and 2011; (b) the financial position at June 30, 2012; and (c) cash flows for the six month periods ended June 30, 2012 and 2011, have been made.  Certain reclassifications have been made to prior year information for comparability purposes.  All significant intercompany transactions and balances have been eliminated in consolidation.   The consolidated entities are:

•	Ride-Away Handicap Equipment Corp.;
•	Mobility Freedom, Inc. (including Wheelchair Vans of America, a DBA of Mobility Freedom);
•	Southern Medical & Mobility, Inc.;
•	Certified Medical Auto Division, Inc.; and
•	Certified Medical Systems II, Inc.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2012 and December 31, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of June 30, 2012 and December 31, 2011 , because of the relatively short-term maturity of these instruments and their market interest rates.

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

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

Revenues for home health care are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, Medicaid, and Medicare. Insurance benefits are assigned to us by patients receiving medical treatments and related products and, accordingly, we bill on behalf of our patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription.  The insurance company reimburses us for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $138,489 and $161,489 during the three months ended June 30, 2012 and 2011, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At times the Company’s balance may exceed the federally insured limits. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at June 30, 2012 and December 31, 2011, and, generally, does not require collateral.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable includes receivables due from Medicare, Medicaid, and third party payers. The Company recorded a bad debt allowance of $432,850 and $327,697 as of June 30, 2012 and December 31, 2011, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the three and six months ended June 30, 2012 totaled $1,185,540 and $1,631,324  There were no advertising, marketing or selling expenses for the quarter or six months ended June 30, 2011.

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

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three or six months ended June 30, 2012 and 2011.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three and six months ended June 30, 2012, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the three and six months ended June 30, 2012 and 2011 were available to be issued.

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

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

Earnings (Loss) Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance, which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of June 30, 2012, there were 3,075,000 stock options which could potentially dilute future earnings per share.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2012, the Company had an accumulated deficit of $4,412,591. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing to support its recent acquisition.  During the quarter ended March 31, 2012, the Company secured a working capital line of credit in the amount of $8 million, replacing the previous line of $2.75 million and the previous line of $6 million of Ride-Away.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 – INTANGIBLES

Intangible assets consist of the following:

		June 30,	December 31,
	Estimated	2012	2011
	Life	(unaudited)	(audited)
Goodwill related to acquisition of Certified Medical and Certified Auto	Indeterminate	$105,455	$105,455
Goodwill related to acquisition of Ride-Away	Indeterminate	684,253	—
Customer List related to acquisition of Ride-Away	20 years	2,000,000	—
Trade name related to acquisition of Ride-Away	30 years	1,200,000	—
Sales team infrastructure related to acquisition of Mobility Freedom	20 years	1,857,052	1,857,052
Customer List related to acquisition of Mobility Freedom	20 years	1,857,052	1,857,052
Total		7,703,812	3,819,559
Accumulated amortization		(263,320)	(123,804)
Net		$7,440,492	$3,695,755

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

For the six months ended June 30, 2012 and 2011 amortization expense was $139,516 and $108,327, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		June 30,	December 31,
	Estimated	2012	2011
	Life	(unaudited)	(audited)
Building improvements	15-39 years	$922,472	$5,182
Office furniture and equipment	3-5 years	306,596	104,595
Rental equipment	13-36 months	1,036,142	929,829
Vehicles	5 years	170,780	121,822
Total		2,435,990	1,161,428
Accumulated depreciation		(826,622)	(634,857)
Net		$1,609,368	$526,571

For the six months ended June 30, 2012 and 2011 depreciation expense amounted to $197,948 and $171,862, respectively of which $77,164 and $114,870 is included in cost of sales, respectively.

NOTE 5 – NOTES PAYABLE

Revolving Line of Credit

On March 1, 2012, the Company entered into a Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of September 2012.  Payments due are interest only.  The interest rate is at Prime plus .25% as of June 30, 2012 and the effective interest rate was 3.75%.  The interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $6,481, 928 at June 30, 2012.

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

Note Payable – Floor Plan

The Company has a floor plan line of credit with GECC with a maximum borrowing capacity of $8,500,000 for the Ride-Away subsidiary and $2,600,000 for the Mobility Freedom subsidiary.  Amounts borrowed for vehicles under this line bear no interest for 60 days and then bear interest at the 90 day LIBOR plus 7% for Ride-Away and at the 90 day LIBOR plus 6.25% for Mobility Freedom.  The balance is due when the vehicle is sold.  If the vehicle is not sold within six months, 10% of the balance is due with the rest of the balance due at twelve months. The note is secured by the vehicles financed.   At June 30, 2012 the Company had $8,729,528 outstanding under these lines.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

Installment Debt

Installment debts consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	40,841	41,626

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom.	1,921,610	1,965,269

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	40,625	50,000

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences June 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,980,680	—

Commercial Note payable, dated March 1, 2012, issued for the acquisition or Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	471,208	—

Note Payable to related party, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,855,334	1,938,366

Total debt	7,310,298	3,995,261

Current portion of long-term debt, notes payable	605,333	263,247
Long-term portion	$6,704,965	$3,732,014

Future debt amortization:

2012	$605.332
2013	661,224
2014	683,678
2015	710,436
2016	702,605
thereafter	3,947,023
$7,310,298

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

On November 16, 2011 Hasco Medical, Inc completed the acquisition of Certified Medical Systems II, Inc. (Certified Medical) and Certified Medical Auto Division, Inc. (Certified Auto). Certified Medical is in the same business segment as Southern Medical & Mobility, Inc. and Certified Auto is in the same business segment as Mobility Freedom, Inc.  Pursuant to the terms of the transaction, HASCO paid the selling shareholders $50,000 in cash and a $50,000 Promissory Note with a 4 year term for a total consideration of $100,000 along with 2,857,143 shares of HASCO Medical, Inc. common stock. The equity of Certified as well as the amount the Company paid for its assets was less than 10% of the total assets of HASCO and its consolidated subsidiaries.

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

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

Stock option activity for the six months ended June 30, 2012 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2011	3,075,000	$0.007
Granted	—	—
Exercised	—	—
Cancelled		—
Outstanding at June 30, 2012	3,075,000	$0.007

Options exercisable at June 30, 2012	3,075,000	$0.007
Weighted average fair value of options granted during the year	0	0

Stock options outstanding at June 30, 2012 as disclosed in the above table have $18,450 intrinsic value at June 30, 2012.

The following table summarizes the Company’s stock options outstanding at June 30, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.007	3,075,000	2.5 Years	$0.007	3,075,000	$.007

NOTE 8 – COMMITMENTS

Operating Lease

The Ride-Away division leases office space in twelve locations from Maine to Florida under two to twenty-one year operating leases that expire in varying dates from September 30, 2012 to January 15, 2025. The Mobility Freedom division leases office space  in four Florida locations under two to five year operating leases that expire at varying dates from September 30, 2012 to April 30, 2014. The Certified Mobility and Certified Auto division leases office space in Ocala, Florida under a five-year operating lease that expires on April 30, 2014. The Company leases office space in Mobile, Alabama under a five-year operating lease that expires on December 31, 2012.  The office lease agreements have certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine.  Future minimum rental payments required under these operating leases are as follows:

Period ending March 31:
2012	$1,213,462
2013	1,719,605
2014 and thereafter	4,307,486
$7,240,553

Rent expense was $128,575 and $44,501 for the six months ended June 30, 2012 and 2011, respectively

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO in two operating segments:  (i) Home Healthcare Products and Services segment and (ii) Wheelchair Conversion Vans and related products and services segment. For the periods ended June 30, 2012 and 2011 all material assets and revenues of the Company were in the United States.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Total	Home Healthcare	Wheelchair Vans	Total	Home Healthcare	Wheelchair Vans
Revenue
Product sales	$15,519,104	$186,464	$15,232,640	$22,603,68	$434,480	$22,168,688
Rentals	448,751	126,828	321,924	777,935	260,311	517,625
Service and other	3,841,895	63,980	3,777,915	5,153,877	133,482	5,020,395
	19,709,751	377,271	19,332,479	28,534,981	828,273	27,706,708

Cost of Sales
Direct costs	14,225,388	91,495	14,133,894	20,113,481	204,956	19,908,525
Depreciation	29,509	—	29,509	59,769	59,769	—
	14,254,897	91,495	14,163,403	20,173,250	264,725	19,908,525

Gross profit	5,454,853	256,268	5,198,586	8,361,731	563,548	7,798,183

Operating Expenses
Selling and marketing	1,185,840	—	1,185,540	1,631,324	—	1,631,324
General and administrative	3,839,347	361,542	3,477,805	6,057,793	773,020	5,284,773
Depreciation and amortization	127,585	3,336	124,249	213,333	8,409	204,923
	5,152,472	364,878	4,787,594	7,902,450	781,429	7,121,021

Operating income ( loss)	$302,382	$(108,610)	$410,992	$459,281	$(217,881)	$677,162

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 10 – PROFORMA FINANCIAL INFORMATION

On March 1, 2012 Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp.   The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations). As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill. Pro forma results of operations for the six months ended June 30,2012 as though this acquisition had taken place at January 1, 2012 are as follows:

Hasco Medical, Inc. and Subsidiaries

Consolidated Pro Forma Statements of Operations

For the six months ended June 30, 2012

(unaudited)

Revenues, net	$38,327,724
Cost of sales	28,674,083
Gross Profit	9,653,641

Operating expenses:
Selling and marketing	2,501,936
General and administrative	6,812,752
Depreciation and amortization	256,531
Total operating expenses	9,571,219

Income (loss) from operations	82,422

Other income (expense)	(174,527)

Income (loss) from operations before income taxes	(92,105)

Provision for income taxes	49,899

Net income (loss)	$(142,004)

Earnings per share:
Basic and dilutive	$0.00

Weighted average shares outstanding:
Basic and dilutive	977,113,039

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Services and Products

Historically, our operations were focused on the provision of a diversified range of home health care services and products. Following our 2011 acquisitions of Mobility Freedom and the Certified subsidiaries, and our March 2012 acquisition of Ride-Away, our operations are conducted within two lines of business:

•

Wheelchair Vans – which conducts sales of handicap accessible vans, parts and service and rental operations.  This segment consists of Ride-Away which has eleven locations from Maine to Florida, Mobility Freedom including its rental operations conducted under the trade name “Wheelchair Vans of America” and Certified Medical Auto, which are located in Florida; and

•

Home Health Care -  which conducts sales of medical equipment and supplies This segment consists of Southern Medical & Mobility located in Mobile, Alabama and Certified Medical located in Ocala, Florida

Our objective is to continue to grow both intrinsically and through acquisitions in areas that we currently offer products and services in, as well in areas that are complementary. As Ride-Away is significantly larger than the other subsidiaries, we anticipate that the results of operations of Ride-Away will drive our near term financial results.

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

II)	Home Health Care

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

Reimbursement by Third Party Payors

We derive a substantial portion (approximately14% for the six months ended June 30, 2012) of our wheelchair van segment revenue from the United States Department of Veterans Affairs (the “VA”)

We derive substantially all of our home health care segment revenues from reimbursement by third party payors, including Medicare, Medicaid and private insurers. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare and government agencies legislation.

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

Results of Operations

The following table provides an overview of certain key factors of our results of operations for the three months ended June 30, 2012 as compared to June 30, 2011:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Net Revenues	$19,709,751	$1,861,783	$28,534,981	$2,346,112
Cost of sales	14,254,897	1,247,279	20,173,250	1,403,118
Operating Expenses:
Selling and Marketing	1,185,540	—	1,631,324	—
Amortization and Depreciation	127,585	22,103	213,333	29,211
General and administrative	3,839,347	650,914	6,057,793	1,119,370
Total operating expenses	5,152,472	673,017	7,902,450	1,148,581
Income (loss) from operations	302,382	(58,513)	459,281	(205,587)
Total other income (expense)	(66,409)	20,822	(160,061)	12,239
Provision for income taxes	(33,016)	—	(44,613)	—
Net income (loss)	$202,957	$(37,691)	$254,607	$(193,348)

Other Key Indicators:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of sales as a percentage of revenues	72.3%	67.0%	70.7%	59.8%
Gross profit margin	27.7%	33.0%	29.3%	40.2%
General and administrative expenses as a percentage of revenues	19.5%	35.0%	21.2%	47.7%
Total operating expenses as a percentage of revenues	98.5%	103.1%	98.4%	108.8%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Product Sales	$15,419,104	$1,476,598	$22,603,169	$1,855,135
Rental Revenue	448,751	12,088	777,935	12,089
Service and other	3,841,895	373,097	5,153,877	478,888
Total Net Revenues	$19,709,751	$1,861,783	$28,534,981	$2,346,112

Three Month Period ended June 30, 2012 and 2011

Net Revenues

For the three months ended June 30, 2012, we reported revenues of $19,709,751 as compared to revenues of $2,346,112 for the three months ended June 30, 2011, an increase of $17,363,639 or approximately712.8%.

Product Sales Revenue - Product sales for the three months ended June 30, 2012 amounted to $15,419,104 and $1,476,597, an  increase of $13,942,507 or 944.2%.  Service revenue increased by $3,841,895 or  929.7%.  Rental  revenue increase by $436,723 or  3,194.1%.  All of these increases were due to the acquisition of Mobility Freedom on May 13, 2011 and Ride-Away on March 1, 2012.

Cost of Sales

Our cost of sales consists of products purchased for resale and the depreciation of rental assets. For the three months ended June 30, 2012, cost of sales was $14,254,897, or approximately 72.3% of revenues, compared to $1,247,279, or approximately 67.0% of revenues, for the three months ended June 30, 2011. During the three months ended June 30, 2012 cost of sales increased due to increased revenues related to our Wheelchair Van operations which has a higher cost of sales as a percentage of net revenues than the Home Healthcare operations.  The overall increase of cost of sales for our Wheelchair Van operations is due to the acquisition of  Ride-Away Handicap Equipment Corp. on March 1, 2012 and Mobility Freedom Inc. on May 13, 2011.

Gross Profit

Overall gross profit percentage declined from 29.3% for the three months ended June 30, 2011 to 27.7% for the three months ended June 30, 2012, due to the lower gross profit percentage earned in our wheelchair van segment.  For the three months ended June 30, 2012, approximately 98.1% of the company’s revenues was generated by the Wheelchair Van operations at this lower margin percentage thus negatively impacting the overall margin percentage.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 98.5%% for the three months ended June 30, 2012 from 103.1% for the three months ended June 30, 2011.  These changes include:

•           Marketing and Selling. For the three months ended June 30, 2012, marketing and selling costs were $1,185,540 and there were none for the three months ended June 30, 2011. The increase was due to marketing, advertising and print advertising programs initiatives, primarily in the wheelchair van operations.

•           Depreciation and amortization expense.  For the three months ended June 30, 2012, depreciation and amortization expense amounted to $127,585 as compared to $22,103 for the three months ended June 30, 2011, an increase of $105,482 .  Of this increase, $81,423 is due to the amortization of the identified intangibles recorded as a result of the acquisitions of Ride-Away and Mobility Freedom.  The balance of the increase is primarily due to the depreciation on the tangible assets acquired in these acquisitions, primarily rental vans.

•           General and administrative expense. For the three months ended June 30, 2012, general and administrative expenses were $3,839,347 as compared to $650,914 for the three months ended June 30, 2011., an increase of $3,188,433. For the three months ended June 30, 2012 and 2011 general and administrative expenses consisted of the following:

	Three Months Ended June 30,
	2012	2011
Rent	$92,236	$47,290
Employee compensation	2,423,557	496,322
Professional fees	66,932	127,377
Internet/Phone	37,856	27,017
Travel/Entertainment	73.968	17,393
Insurance	53,823	50,835
Other general and administrative	1,090,975	(115,320)
	$3,839,347	$650,914

•

For the three months ended June 30, 2012, Rent expense increased by $44,946 over the same period in 2011.  The increase is due to the market leases on the Ride-Away and Mobility Freedom locations which are not included in the 2011 totals as the acquisitions had not yet taken place.

•

For the three months ended June 30, 2012, employee compensation, related taxes and stock-based compensation expenses was $2,423,557, an increase of $1,927,235 over the same period in 2011.  The increase relates primarily to the personnel added with the acquisition of Ride-Away and Mobility Freedom and to the addition of several key positions in anticipation of these acquisitions.

•

For the three months ended June 30, 2012, professional fees decreased to $66,932 as compared to $127,377 for the three months ended June 30, 2011; a decrease of $60,445 or 47.5%.  The 2011 professional fees were due to the fees associated with the acquisition of Mobility Freedom.

•

For the three months ended June 30, 2012, internet/telephone expense increased to $37,856 as compared to $27,017 for the same period in 2011, an increase of $10,839.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries and their operations and locations.

•

For the three months ended June 30, 2012, travel and entertainment expense increased to $73,968 as compared to $17,393 for the same period in 2011, an increase of $56,575.  This increase is due to the increased travel necessitated by the addition of the Ride-Away and Mobility Freedom subsidiaries.

•

For the three months ended June 30, 2012 insurance expense increased to $53,823 as compared to $50,835 for the three months ended June 30, 2011, an increase of $2,988.  This increase is due to the addition of the Ride-Away and Mobility Freedom locations.

•

For the three months ended June 30, 2012, other general and administrative expense increased to $1,090,976 as compared to $(115,320) for the three months ended June 30, 2011, an increase of $1,206,296.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries.

INCOME (LOSS) FROM OPERATIONS

We reported income from operations of $302,382for the three months ended June 30, 2012 as compared to a loss from operations of $(58,513) for the three months ended June 30, 2011.

OTHER INCOME (EXPENSES)

Other income (expense) for the three months ended June 30, 2012 amounted to $(66,409) compared to $20,822 for the three months ended June 30, 2011.  This income is primarily early pay and trade discounts earned by Ride-Away.

Acquisition fees for the three months ended June 30, 2012 and 2011 were both zero.  These are the various legal and professional fees incurred in the acquisition of Ride-Away which occurred on March 1, 2012, in the first quarter.

Interest expense for the three months ended June 30, 2012 amounted to $227,811 as compared to $59,250 for the three months ended June 30, 2011, an increase of $168,561.  This increase is due to the additional debt the company has incurred in the acquisition of the Ride-Away and Mobility Freedom subsidiaries.

NET INCOME (LOSS)

Our net income was $202,957 for the three months ended June 30, 2012 compared to a net loss of $(37,691) for the three months ended June 30, 2011.

Six Month Period ended June 30, 2012 and 2011

Net Revenues

For the six months ended June 30, 2012, we reported revenues of $28,534,981 as compared to revenues of $2,346,112 for the six months ended June 30, 2011, an increase of $26,188,869 or approximately 1,116%.

Product sales and Rental revenue for the six months ended June 30, 2012 and 2011 amounted to $22,603,168 and $1,855,135, respectively. Service revenue for the six months ended June 30, 2012 totaled $5,153,877versus $478,888 for the six months ended June 30, 2011.  Rental revenue for the six months ended June 30, 2012 and 2011 was $777,935 and $12,089, respectively.  The overall increase of revenue is due to the acquisition of Ride-Away Handicap Equipment Corp. on March 1, 2012 and Mobility Freedom Inc. on May 13, 2011. Approximately 14% of our wheelchair van segment revenue was derived from veterans receiving benefits from VA.

Cost of Sales

Our cost of sales consists of products purchased for resale and the depreciation of rental assets. For the six months ended June 30, 2012, cost of sales was $20,173,250, or approximately 70.7% of revenues, compared to $1,403,118, or approximately 59.8% of revenues, for the six months ended June 30, 2011. During the six months ended June 30, 2012 cost of sales increased due to increased revenues related to our wheelchair van sales which has a higher cost of sales as a percentage of net revenues than the home healthcare portion of our business.  The overall increase of cost of sales for our wheelchair vans  is due to the acquisition of  Ride-Away Handicap Equipment Corp. on March 1, 2012 and Mobility Freedom Inc. on May 13, 2011. During the six months ended June 30, 2012, cost of sales as a percentage of net revenues for our home healthcare operations had a small decrease due to increased rental revenues as compared to the six months ended June 30, 2011.

Gross Profit

Overall gross profit percentage declined from 40.2% for the six months ended June 30, 2011 to 29.3% for the six months ended June 30, 2012,  due to the lower gross profit percentage earned in our wheelchair van operations.  For the six months ended June 30, 2012, approximately 79.2% of the company’s revenues was generated by the sale of wheelchair vans at this lower margin percentage thus negatively impacting the overall margin percentage.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 98.4% for the six months ended June 30, 2012 from 108.8% for the six months ended June 30, 2011.  These changes include:

•           Marketing and Selling. For the six months ended June 30, 2012, marketing and selling costs were $1,631,324 and there were none for the six months ended June 30, 2011. The increase was due to marketing, advertising and print advertising programs initiatives, primarily in the wheelchair van segment.

•           Depreciation and amortization expense. For the six months ended June 30, 2012, depreciation and amortization expense amounted to $337,464 as compared to $74,799 for the six months ended June 30, 2011, an increase of $262,665 .  Of this increase, $139,516 is due to the amortization of the identified intangibles recorded as a result of the acquisitions of Ride-Away and Mobility Freedom.  The balance of the increase is primarily due to the depreciation on the tangible assets acquired in these acquisitions, primarily rental vans.

•           General and administrative expense. For the six months ended June 30, 2012, general and administrative expenses were $6,057.793 as compared to $1,119,370 for the six months ended June 30, 2011, an increase of $4,938,423. For the six months ended June 30, 2012 and 2011 general and administrative expenses consisted of the following:

	Six Months Ended June 30,
	2012	2011
Rent	$650,825	$64,431
Employee compensation	2,688,297	827,646
Professional fees	142,558	179,932
Internet/Phone	97,745	35,400
Travel/Entertainment	137,084	20,699
Insurance	199,564	64,018
Other general and administrative	2,141,720	(72,756)
	$6,057,793	$1,119,370

•

For the six months ended June 30, 2012, Rent expense increased by $586,394 over the same period in 2011.  The increase is due to the market leases on the Ride-Away and Mobility Freedom locations which are not included in the 2011 totals as the acquisitions had not yet taken place.

•

For the six months ended June 30, 2012, employee compensation, related taxes and stock-based compensation expenses was $2,688,297, an increase of $1,860,651 over the same period in 2011.  The increase relates primarily to the personnel added with the acquisition of Ride-Away and Mobility Freedom and to the addition of several key positions in anticipation of these acquisitions.

•	For the six months ended June 30, 2012, professional fees decreased to $142,558 as compared to $179,932 for the same period in 2011 a decrease of $37,374 or 20.8%.

•

For the six months ended June 30, 2012, internet/telephone expense increased to $97,745 as compared to $35,400 for the same period in 2011, an increase of $62,345.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries and their operations and locations.

•

For the six months ended June 30, 2012, travel and entertainment expense increased to $137,084 as compared to $20,699 for the same period in 2011, an increase of $116,385.  This increase is due to the increased travel necessitated by the addition of the Ride-Away and Mobility Freedom subsidiaries.

•

For the six months ended June 30, 2012 insurance expense increased to $199,564 as compared to $64,018 for the six months ended June 30, 2011, an increase of $135,546.  This increase is due to the addition of the Ride-Away and Mobility Freedom locations.

•

For the six months ended June 30, 2012, other general and administrative expense increased to $2,141,720 as compared to $(72,756) for the six months ended June 30, 2011, an increase of $2,214,476.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries.  The negative balance in 2011 is mostly due to the collection of accounts receivable previously written off as bad debts.

INCOME (LOSS) FROM OPERATIONS

We reported income from operations of $459,281 for the six months ended June 30, 2012 as compared to a loss from operations of $(205,587) for the six months ended June 30, 2011.

OTHER INCOME (EXPENSES)

Other income (loss) for the six months ended June 30, 2012 amounted to $233,552 compared to $80,072 for the six months ended June 30, 2011.  This income is primarily early pay and trade discounts earned by Ride-Away.

Acquisition fees for the six months ended June 30, 2012 amounted to $26,740 as compared with no such fees for the six months ended June 30, 2011.  These are the various legal and professional fees incurred in the acquisition of Ride-Away which occurred on March 1, 2012.

Interest expense for the six months ended June 30, 2012 amounted to $366,872 as compared to $67,833 for the six months ended June 30, 2011, an increase of $299,039.  This increase is due to the additional debt the company has incurred in the acquisition of the Ride-Away and Mobility Freedom subsidiaries.

NET INCOME (LOSS)

Our net income was $254,607 for the six months ended June 30, 2012 compared to a loss of $(193,348) for the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011	$ Change

Working capital surplus (deficit)	675,501	(356,347)	1,031,848

Cash	1,253,020	212,460	1,040,560
Accounts receivable, net	4,794,549	1,042,953	3,751,596
Inventory	13,916,957	2,444,563	11,472,394
Total current assets	20,345,907	3,789,183	16,556,724
Property and equipment, net	1,609,368	526,471	1,082,897
Total assets	29,403,923	8,011,929	21,391,994

Accounts payable & accrued liabilities	2,489,741	2,627,326	(137,585)
Note Payable – Floor Plan	8,729,528	—	8,729,528
Notes payable-current	439,783	108,901	330,882
Total current liabilities	19,670,406	4,145,530	15,524,876
Notes payable-long term	6,704,965	3,732,014	2,972,951
Total liabilities	26,375,372	7,877,544	18,497,828
Accumulated deficit	(4,412,591)	(4,667,198)	254,607
Stockholders’ equity	3,028,551	134,385	2,894,166

Net cash provided by operating activities was $1,175,560  for the six months ended June 30, 2012 as compared to net cash provided by operating activities of $132,157 for the six months ended June 30, 2011, an increase of $1,043,403  primarily attributable to the acquisition of Ride-Away at March 1, 2012.  For the six months ended June 30, 2012, we had net income of $254,607 offset by non-cash items such as stock-based compensation of $81,737 and increases from changes in assets and liabilities of $536,535.

Net cash used in investing activities for the six months ended June 30, 2012 was $(99,453) as compared to $(180,368) for the six months ended June 30, 2011. During the six months ended June 30, 2012, we used cash for property and equipment purchases.

Net cash used by financing activities for the six months ended June 30, 2012 was $(35,547) as compared to net cash provided by financing activities of $409,978 for the six months ended June 30, 2011. This decrease is due primarily to proceeds from a loan in the six months ended June 30, 2011 and increases in the lines of credit and floor plan in the six months ended June 30, 2012 due to the acquisition of Ride-Away.

At June 30, 2012 we had a working capital surplus of $675,501 and accumulated deficit of $(4,412,591).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2012.

	Payments Due by Period
	Total	Less than 1 year	2-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Operating Lease	$7,240,553	$1,213,462	$2,989,612	$1,889,890	$1,147,589

Line of Credit	6,481,928	6,481,928	—	—	—
Note Payable – Floor Plan	8,729,528	8,729,528	—	—	—
Notes payable	5,454,965	439,783	987,958	1,018,640	3,008,584
Notes payable – related party	1,855,334	165,550	356,943	394,402	938,439

Total Contractual Obligations:	$29,762,308	$17,030,251	$4,334,513	$3,302,932	$5,094,612

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

Disclosure Controls and Procedures

Our management, including Hal Compton, Jr., our chief executive officer, and Robyn Priest our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of  June 30, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Compton and Ms. Priest, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2012.

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

As of the date of filing this report, we have failed to meet certain financial covenants of both our Commercial Line of Credit and our Note Payable for floor planning..  As a result, both of these lines are subject to being withdrawn.  We are currently working with both lenders to resolve this, but there can be no assurance of the company’s ability to do so.

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

**  To be submitted by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASCO MEDICAL, INC.

August 10, 2012	By: /s/ Hal Compton, Jr.
Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

August 10, 2012	By: /s/ Robyn Priest
Robyn Priest
Chief Financial Officer, principal financial and accounting officer