Form 10-Q/A
period 2012-06-30
HASCO Medical, Inc.
filed 2012-08-22
CIK 1131675

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 for the quarterly period ended June 30, 2012, for the purpose of submitting the Interactive Data Files in Exhibit 101 relating to the Form 10-Q for the quarterly period ended June 30, 2012 that was filed on August 10, 2012. In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 have been listed under the heading PART II, ITEM 6. EXHIBITS and shall be deemed “furnished” and not “filed.”

Additionally, we corrected a typographical error on page 17, in the table in NOTE 9 - SEGMENT REPORTING. In the Six Month Ended Total column, Product sales has been corrected from $22,603,68 to $22,603,168.

Except for the items described above, no information contained in our original filing on Form 10-Q has been updated, modified or revised. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.

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

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Total	Home Healthcare	Wheelchair Vans	Total	Home Healthcare	Wheelchair Vans
Revenue
Product sales	$15,519,104	$186,464	$15,232,640	$22,603,168	$434,480	$22,168,688
Rentals	448,751	126,828	321,924	777,935	260,311	517,625
Service and other	3,841,895	63,980	3,777,915	5,153,877	133,482	5,020,395
	19,709,751	377,271	19,332,479	28,534,981	828,273	27,706,708

Cost of Sales
Direct costs	14,225,388	91,495	14,133,894	20,113,481	204,956	19,908,525
Depreciation	29,509	—	29,509	59,769	59,769	—
	14,254,897	91,495	14,163,403	20,173,250	264,725	19,908,525

Gross profit	5,454,853	256,268	5,198,586	8,361,731	563,548	7,798,183

Operating Expenses
Selling and marketing	1,185,840	—	1,185,540	1,631,324	—	1,631,324
General and administrative	3,839,347	361,542	3,477,805	6,057,793	773,020	5,284,773
Depreciation and amortization	127,585	3,336	124,249	213,333	8,409	204,923
	5,152,472	364,878	4,787,594	7,902,450	781,429	7,121,021

Operating income ( loss)	$302,382	$(108,610)	$410,992	$459,281	$(217,881)	$677,162

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

HASCO MEDICAL, INC.

August 22, 2012	By: /s/ Hal Compton, Jr.
Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

August 22, 2012	By: /s/ Robyn Priest
Robyn Priest
Chief Financial Officer, principal financial and accounting officer