Form 10-Q/A
period 2011-09-30
HASCO Medical, Inc.
filed 2012-10-22
CIK 1131675

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  765,529,034 shares of common stock are issued and outstanding as of November 14, 2011

HASCO MEDICAL, INC.

Form 10-Q/A

Quarterly period ended September 30, 2011

Index

Explanatory Note

We are filing this Amendment No.1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the Securities and Exchange Commission on November 14, 2011 (the “Original Form 10-Q”): (i) Item 1 of Part 1 of “Financial Information,” and (ii) Item 2 of Part 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” , and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.  No other sections were affected.  This report on Form 10-Q/A No. 1  is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results erroneously treated the acquisition of our wholly owned subsidiary Mobility Freedom, Inc. (“Mobility Freedom”) as a pooling of interests rather than as a purchase as required by Generally Accepted Accounting Principles (“GAAP”).  This restatement has no effect on the three months ended September 30, 2011 and is being filed to remove the pre-acquisition operations from the nine months ended September 30, 2011 and from the three months and nine months ended September 30, 2010.  Under the purchase method of accounting, the operating results for Mobility Freedom should only be included from the date of acquisition of May 13, 2011.  This change reduced the Consolidated Statements of Operations by $354,971 from $253,072 to a loss of $(101,899) for the nine months ended September 30, 2011.  This change also increased the Consolidated Statements of Operation by $152,815 from a loss of $(426,373) to $(273,558) for the three months ended September 30, 2010; and decreased by $18,339 from $(775,660) to $(793,999) for the nine months ended September 30, 2010.  We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

The accounting error was identified prior to filing our 10K for the period ended December 31, 2011 and as such the 10K accurately reported the acquisition of Mobility Freedom.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30, 2011 RESTATED	December 31, 2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$187,895	$423
Accounts receivable, net of allowance for doubtful accounts of $303,177 and $327,697, respectively	906,874	254,362
Inventory	3,066,094	76,356
Prepaid expenses and other current asset	186,055	18,845
Total Current Assets	4,346,918	349,986

LONG-TERM ASSETS:

Property and equipment, net of accumulated depreciation of $660,280 and $462,995, respectively	778,084	147,769
Intangible Assets acquired, net	1,597,317	—
Other	38,019	420
Total Assets	$6,760,338	$498,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$1,545,542	$612,282
Other liabilities	56,206	46,023
Customer deposits	264,942	—
Current portion of long term debt:
Notes payable	79,983	18,005
Loans and notes payable, related parties	248,668	30,000
Total Current Liabilities	2,195,341	706,310

LONG TERM LIABILITIES:

Long Term Debt	4,697,304	152,509
Total Liabilities	6,892,645	858,819

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 1,000,000,000 shares authorized; 757,586,910 and 746,436,909 shares issued and outstanding, respectively.	757,587	746,437
Additional paid in capital	3,536,688	3,217,602
Accumulated deficit	(4,426,582)	(4,324,683)
Total Stockholders’ Equity (Deficit)	(132,307)	(360,644)
Total Liabilities and Stockholders’ Deficit	$6,760,338	$498,175

See accompanying notes to audited financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011 RESTATED	2010

Net revenues	$3,113,836	$558,567	$5,459,948	$1,788,407

Cost of sales	1,883,919	148,472	3,287,036	534,589

Gross profit	1,229,917	410,095	2,172,912	1,253,818

Operating expenses:
General and administrative	962,703	623,034	2,082,072	1,946,770
Depreciation and Amortization	106,736	7,302	135,947	21,906

Total operating expenses	1,069,439	630,336	2,218,019	1,968,676

Income (loss) from operations	160,478	(220,241)	(45,107)	(714,858)

Other income (expenses):
Other income	20	—	80,092	—
Interest expense	(69,051)	(53,317)	(136,884)	(63,295)

Total other expenses	(69,031)	(53,317)	(56,792)	(63,295)

Income (loss) before income taxes	91,447	(273,558)	(101,899)	(778,153)

Income tax (expense)	—	—	—	(15,846)

Net Income (loss)	$91,447	$(273,558)	$(101,899)	$(793,999)

Earnings per share:
Basic and dilutive	$—	$—	$—	$—

Weighted average share outstanding:
Basic and dilutive	757,426,583	739,064,196	753,386,076	731,394,182

See accompanying notes to audited financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2011 RESTATED	2010
Cash flows from operating activities:
Net loss	$(101,899)	$(793,999)
provided by (used in) operating activities:
Depreciation & Amortization	181,535	112,881
Bad debt expense	—	203,620
Amortization of debt issuance costs and discount	—	28,000
Fair value of options issued to employees and consultants	—	29,780
Common stock issued for services	85,286	114,400
Changes in operating assets and liabilities
Accounts receivable	(652,512)	(178,964)
Prepaid expenses & other current assets	(167,210)	(1,718)
Inventory	(1,771,706)	11,213
Intangibles	640,488	—
Other assets	(50,551)	—
Accounts payable and accrued liabilities	1,113,260	349,768
Customer deposits and deferred revenue	264,942	—
Net cash (used in) provided by operating activities	(458,367)	(125,019)

Cash flows from investing activities:
Disposal (Purchase) of property and equipment	(262,237)	(39,146)
Net cash used in investing activities	(262,237)	(39,146)

Cash flows from financing activities:
Proceeds from note and loans payable	982,206	170,513
Debt issuance costs	—	(3,000)
Proceeds from sale of common stock	59,500	103,000
Repayments of notes payable	(133,630)	(63,225)
Net cash provided by financing activities	908,076	207,288

Net increase (decrease) in cash	187,472	43,123
Cash, Beginning of period	423	200
Cash, End of period	$187,895	$43,323

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-Cash transactions:
Settlement of management fees in exchange for common stock	$180,000	$210,000
Fair value of common shares issued for loans payable	$—	$120,513
Intangibles and net assets acquired in Mobility Freedom acquisition	$3,856,250	$—
Promissory notes issued for the acquisition of assets	$4,000,000	$—

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

On May 13, 2011 HASCO Medical, Inc. completed the acquisition of Mobility Freedom, Inc., including its rental operations conducted under the trade name Wheelchair Vans of America.  Mobility Freedom was founded in 1999 in Clermont, Florida.  Mobility Freedom caters to individuals with physical limitations who need specialty equipment to drive as well as families with members who are disabled that need to be transported. In certain circumstances, both the van itself as well as its specialty equipment is paid for, directly to Mobility Freedom, by a federal or state agency. As an example, approximately 45 % of Mobility Freedom’s customers are veterans, receiving benefits from the United States Department of Veterans Affairs (the “VA”).  As part of the VA’s mission “to provided veterans the world-class benefits and services they have earned”, the VA pays for a van for disabled veterans. As a result, Mobility Freedom is both a VA and Vocational Rehabilitation (VR) state certified vendor.  In addition, Mobility Freedom is an exclusive vendor for certain Florida state funded agencies, including the Florida Birth-Related Neurological Injury Compensation Association (NICA).

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

Our agreements with the vehicle manufacturers permit us to sell the vehicles within certain specific territories and we are not authorized to sell all brands in all of these areas. The agreements with the affiliates provide that Mobility Freedom holds the territory rights to sell vehicles and the affiliate provides the location. The affiliate is entitled to receive 50% of the profit on each van sold as consideration for providing the location.  We expect that Mobility Freedom’s operations will represent a material portion of our business in the future.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 and notes thereto and other pertinent information contained in Form 10-K of HASCO Medical, Inc. (the “Company”, “we”, “us”, or “our”) as filed with the Securities and Exchange Commission (the “Commission”). All significant intercompany transactions and balances have been eliminated in consolidation.

Restatement of Financial Statements

Our Consolidated Statement of Operations for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 and our Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2011 have been restated to treat the acquisition of Mobility Freedom on May 13, 2011 properly as a purchase rather than a pooling of interest under U.S. GAAP.  Under the purchase method, the acquired company’s financial results are only included for the periods subsequent to the purchase date.  Under the pooling of interest method, the acquired company’s results are included in all periods presented as if the acquired company had always been a part of the consolidated entity.  The following table summarizes the effects of our restatement resulting from the correction of this error.

	Restated		Previously Reported
	Three Months ended September 30,		Three Months ended September 30,
	2011	2010	2011	2010
Consolidated Statement of Operations:
Net Income	91,447	(273,558)	91,447	(426,373)

	Restated		Previously Reported
	Nine Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Consolidated Statement of Operations:
Net Income	(101,899)	(793,999)	253,072	(775,660)
Consolidated Statements of Cash Flows:
Cash, end of period	187,895	43,323	187,895	116,122

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

Accounts receivable balance concentrations by major payer category as of September 30, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Receivable Outstanding:	September 30, 2011	December 31, 2010

Medicare	31.9%	36.6%
Medicaid/Other Government	14.3%	3.6%
Private Insurance/Other	53.8%	59.8%
Total	100.0%	100.0%

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis and includes primarily finished goods.

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the nine months ended September 30, 2011 and 2010 totaled $134,779 and $59,532, respectively.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2011, the Company had an accumulated deficit of approximately $4.4 million. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing to support its recent acquisition.  During the quarter ended September 30, 2011, the Company secured a working capital line of credit in the amount of $2,750,000.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2011	December 31, 2010
Building improvements	15-39 years	$60,110	$—
Office equipment	5 years	117,748	38,979
Rental equipment	13 - 36 months	1,051,482	468,646
Vehicles	5 years	156,243	71,656
Computer equipment	5 years	52,781	31,483
		1,438,364	610,764
Less: accumulated depreciation		(660,280)	(462,995)

Property and equipment, net		$778,084	$147,769

For the nine months ended September 30, 2011 and 2010, depreciation expense amounted to $67,484 and $21,906, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of three delivery vehicles (see Note 4 below).

NOTE 4 – INTANGIBLE PROPERTY

On May 13, 2011, Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc., including its rental operations conducted under the trade name Wheelchair Vans of America.  The purchase price consisted of $2,000,000 cash, a Promissory Note of $1,850,000 and 250,000 shares of common stock with a fair market value of $6,250 for a total purchase price of $3,856,250.  Hasco acquired 100% of the shares outstanding of Mobility Freedom.  The purchase price was first assigned to the identifiable assets and liabilities assumed in the transaction.  The Company allocated the remaining costs, estimated at June 30, 2011 to be $2,321,303, to identifiable intangible assets.

The Company’s acquired intellectual property and rights is being amortized on a straight-line basis over the estimated useful life.

NOTE 5 – NOTES PAYABLE

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)

Between December 2008 and January 2009, the Company issued notes payable amounting to $52,979 in connection with the acquisition of three delivery vehicles. The notes payable bear approximately 2% interest per annum and are secured by a lien of all three delivery vehicles. These notes shall be payable in thirty-six equal monthly payments of $1,516 beginning in January 2009 through December 2011.	$7,859	$20,514

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder	1,974,187	—

On August 15, 2011 Hasco Medical, Inc. entered into a $2,750,000 revolving line of credit agreement with Whitney Bank, which includes an annual renewal. An annual facility fee of .25% was charged. Interest at the Wall Street Journal prime rate plus 1.0% on the used facility will be paid monthly. At September 30, 2011 the aforementioned interest rate was 4.25%. As of September 30, 2011 there remains $250,000 available on the line of credit.	1,057,698	—

In February 2011, HASCO Holdings, LLC, the largest shareholder of the Company, loaned $50,000 to the Company. These loans are non-interest bearing and are due on demand.	—	150,000

Note Payable to related party, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,986,211	—

Total debt	5,025,955	170,514
Current portion of long-term debt, notes payable	328,651	18,005
Long-term portion	$4,697,304	$152,509

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

Stock option activity for the nine months ended September 30, 2011 is summarized as follows:

	Number of shares	Weighted average exercise price

Outstanding at December 31, 2010	4,075,000	$0.007
Granted	—	—
Exercised	—	—
Cancelled	(1,000,000)	—
Outstanding at September 30, 2011	3,075,000	$0.007

Options exercisable at end of year	—	$—
Weighted average fair value of options granted during the year		$—

Stock options outstanding at September 30, 2011 as disclosed in the above table have $29,212 intrinsic value at the end of the year.

The following table summarizes the Company’s stock options outstanding at September 30, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.007	3,075,000	3.58 Years	$0.007	—	$—
	3,075,000		$0.007	—	$—

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
$643,870

Rent expense was $131,703 and $49,366 for the nine months ended September 30, 2011 and 2010, respectively.

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

NOTE 11 – RESTATEMENT OF FINANCIAL INFORMATION

We have determined that our previously reported results erroneously treated the acquisition of our wholly owned subsidiary Mobility Freedom, Inc. (“Mobility Freedom”) as a pooling of interests rather than as a purchase as required by Generally Accepted Accounting Principles (“GAAP”).  The Original Form 10-Q included the entire year of operating results for Mobility Freedom for both the three and nine months ended September 30, 2011 and 2010.   Under the purchase method of accounting, the operating results for Mobility Freedom  should only be included from the date of acquisition of May 13, 2011.  This change reduced the Consolidated Statements of Operations by $354,971 from $253,072 to a loss of $(101,899) for the nine months ended September 30, 2011, with no change in the income of $91,447 for the three months ended September 30, 2011.  This change also increased the Consolidated Statements of Operation by $152,815 from a loss of $(426,373) to $(273,558) for the three months ended September 30, 2010; and decreased by $18,339 from $(775,660) to $(793,999) for the nine months ended September 30, 2010.  Additionally, there was no change in cash at the end of September 30, 2011,  We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

BALANCE SHEET, September 30, 2011	Originally
	Reported		Adjustments	Restated

Current assets	4,346,918		—	4,346,918
Property and equipment	778,084		—	778,084
Intangible property	2,027,032	(a)	(429,715)	1,597,317
Other assets	38,019		—	38,019
Total Assets	7,190,053		—	6,760,338

Current liabilities	2,195,341		—	2,195,341
Notes Payable	4,697,304		—	4,697,304
Common stock	757,587		—	757,587
Additional Paid in Capital	3,611,432	(a)	(74,744)	3,536,688
Accumulated deficit	(4,071,611)	(a)	(354,971)	(4,426,582)
Total Liabilities and Equity	7,190,053			6,760,338

(a)   adjustment for equity and period net income of acquired company

STATEMENT OF OPERATIONS	As reported in 10Q Nine Months Ended September 30,	MF Activity 1/1 to 5/13	Nine Months Ended September 30, Restated	As reported in 10Q Six Months Ended June 30, 2011	Three Months Ended September 30, Restated

Net revenues	$9,553,022	$4,093,074	$5,459,948	$2,346,112	$3,113,836
Cost of sales (1)	5,868,842	2,581,806	3,287,036	1,403,117	1,883,919

Gross profit	3,684,180	1,511,268	2,172,912	942,995	1,229,917

Operating expenses:
General and administrative	3,165,452	1,083,380	2,082,072	1,119,369	962,703
Depreciation	208,864	72,917	135,947	29,211	106,736

Total operating expenses	3,374,316	1,156,297	2,218,019	1,148,580	1,069,439

Income from operations	309,864	354,971	(45,107)	(205,585)	160,478

Other income (expenses):
Other income	80,092	—	80,092	80,072	20
Interest expense	(136,884)	—	(136,884)	(67,833)	(69,051)

Total other expenses	(56,792)	—	(56,792)	12,239	(69,031)

Income (Loss) before income taxes	253,072	354,971	(101,899)	(193,346)	91,447

Income tax (expense)	—	—	—	—	—

Net Income	$253,072	$354,971	$(101,899)	$(193,346)	$91,447

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$3,113,836	$3,356,644	$9,553,022	$9,443,631
Cost of sales (1)	1,883,919	2,368,880	5,868,842	6,408,729

Gross profit	1,229,917	987,764	3,684,180	3,034,902

Operating expenses:
General and administrative	962,703	1,238,611	3,165,452	3,461,443
Depreciation	106,736	58,949	208,864	176,849
Total operating expenses	1,069,439	1,297,560	3,374,316	3,638,292

Income from operations	160,478	(309,796)	309,864	(603,390)

Other income (expenses):
Other income	20	(24,503)	80,092	(24,503)
Interest expense	(69,051)	(76,229)	(136,884)	(131,922)
Total other expenses	(69,031)	(100,732)	(56,792)	(156,425)

Income (Loss) before income taxes	91,447	(410,528)	253,072	(759,815)

Income tax (expense)	—	(15,845)	—	(15,845)

Net Income	$91,447	$(426,373)	$253,072	$(775,660)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table provides an overview of certain key factors of our results of operations for the three and nine months ended September 30, 2011 as compared to September 30, 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net Revenues	$3,113,836	$558,567	$5,459,948	$1,788,407
Cost of sales	1,883,919	148,472	3,287,036	534,589
Operating Expenses:
Depreciation	106,736	7,302	135,947	21,906
General and administrative	962,703	623,034	2,082,072	1,946,770
Total operating expenses	1,069,439	630,336	2,218,019	1,968,676
Income (loss) from operations	160,478	(220,241)	(45,107)	(714,858)
Total other income (expense)	(69,031)	(53,317)	(56,792)	(63,295)
Provision for income taxes	—	—	—	(15,846)
Net income (loss)	$91,447	$(273,558)	$(101,899)	$(793,999)

Other Key Indicators:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of sales as a percentage of revenues	60.5%	26.6%	60.2%	29.9%
Gross profit margin	39.5%	73.4%	39.8%	70.1%
General and administrative expenses as a percentage of revenues	30.9%	111.5%	38.1%	108.9%
Total operating expenses as a percentage of revenues	34.3%	112.8%	40.6%	110.1%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Product Sales	$2,637,064	$283,524	$4,492,199	$911,879
Service Revenue	—	—	12,089	—
Rental Revenue	476,772	275,043	955,660	876,528
Total Net Revenues:	$3,113,836	$558,567	$5,459,948	$1,788,407

	Three months ended September 30,		Nine months ended September 30,
Gross profit as a Percentage of Net Revenues	2011	2010	2011	2010
Product sales	84.7%	50.8%	82.3%	51.0%
Rental Revenue	—	—	0.3%	—
Service Revenue	15.3%	49.2%	17.4%	49.0%

Nine Month Period ended September 30, 2011 and 2010

Net Revenues

For the nine months ended September 30, 2011, we reported revenues of $5,459,948 as compared to revenues of $1,788,407 for the nine months ended September 30, 2010, an increase of $3,671,541 or approximately 205%.  Product sales for the nine months ended September 30, 2011 increased by $3,580,320 or approximately 393 % as compared to the nine months ended September 30, 2010. Rental revenue for the nine months ended September 30, 2011 increased by $12,089 as compared to the nine months ended September 30, 2010. The increase in product sales, which drove the increase in overall sales, is due to the acquisition of Mobility Freedom on May 13, 2011.

Cost of Sales

Our cost of sales consists of the depreciation of rental assets and products purchased for resale. For the nine months ended September 30, 2011, cost of sales was $3,287,036 or approximately 60.2% of revenues, compared to $534,589, or approximately 29.9% of revenues, for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, cost of sales as a percentage of net revenues increased due to the acquisition of Mobility Freedom, which traditionally has a higher cost of sales percentage than that of home health care products.

Gross Profit

During the nine months ended September 30, 2011, our gross profit as a percentage of net revenues decreased by approximately 30.3% as compared to the nine months ended September 30, 2010.   The decrease is due to the wheelchair van sales which have a lower gross profit than that of home health care products.

Total Operating Expenses

Our total operating expenses increased slightly at approximately 12.7% to $2,218,019 for the nine months ended September 30, 2011 as compared to $1,968,676 for the nine months ended September 30, 2010. These changes include:

•           Depreciation and amortization expense. For the nine months ended September 30, 2011, depreciation and amortization expense amounted to $135,947 as compared to $21,906 for the nine months ended September 30, 2010, an increase of $114,041 due to the acquisition of Mobility Freedom.

•           General and administrative expense. For the nine months ended September 30, 2011, general and administrative expenses were $2,082,072 as compared to $1,946,770 for the nine months ended September 30, 2010, an increase of $135,302. For the nine months ended September 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Nine Months Ended September 30,
	2011	2010
Rent	$131,703	$49,366
Employee compensation	1,497,666	1,067,858
Professional fees	180,214	133,116
Internet/Phone	54,219	24,631
Travel/Entertainment	46,368	38,325
Bad debt expense	(42,546)	203,620
Insurance	115,143	43,411
Management fee	—	270,000
Other general and administrative	99,305	116,443
	$2,082,072	$1,946,770

•	For the nine months ended September 30, 2011, Rent expense increased by $82,337 over the same period in 2010. The increase is due to the addition of the Mobility Freedom locations

•

For the nine months ended September 30, 2011, employee compensation, related taxes and stock-based compensation expenses increased to $1,497,666 as compared to $1,067,858, a 40.3% increase.  The increase relates to the Mobility Freedom acquisition.

•

For the nine months ended September 30, 2011, professional fees increased to $180,214 as compared to $133,116, an increase of $47,098 or 35.4%. The increase is primarily related to increase in audit and accounting fees related to the Mobility Freedom acquisition.

•

For the nine months ended September 30, 2011, internet/telephone expense increased to $54,219 as compared to $24,631, an increase of $29,588 or 120.1%. This increase is attributable to the acquisition of Mobility Freedom.

•

For the nine months ended September 30, 2011, travel and entertainment expense increased to $46,368 as compared to $38,325.This 21.0% increase is due to the acquisition of Mobility Freedom and its multiple offices.

•

For the nine months ended September 30, 2011 bad debt expense was reduced to ($42,546) as compared to $203,620 for the nine months ended September 30, 2010, a decrease of $246,166. The decrease was due to a detailed review of Accounts Receivable aging by senior management, which determined that the provision for bad debt was overstated.

•

For the nine months ended September 30, 2011 Insurance expense increased to $115,143 as compared to $43,411 for the nine months ended September 30, 2010, an increase of $71,732 or 165.2%. Insurance expense increased due to added coverage and higher sales related premiums as compared to 2010, in addition to the inclusion of the Mobility Freedom insurance from the date of acquisition through September 30, 2011.

•

For the nine months ended September 30, 2011 Management fee expense was eliminated as compared to $270,000 for the nine months ended September 30, 2010.  In January 2011, in consultation with Senior Management, the Chairman & principal investor voluntarily chose to forego contractual binding management fees.

•

For the nine months ended September 30, 2011 other general and administrative expense decreased to $99,305 as compared to $116,443 for the nine months ended September 30, 2010, a decrease of $17,138.  This decrease is due to numerous cost reduction efforts as well as certain refunds related to the Mobility Freedom acquisition.

INCOME (LOSS) FROM OPERATIONS

We reported loss from operations of $(45,107) for the nine months ended September 30, 2011 as compared to a loss from operations of $(714,858) for the nine months ended September 30, 2010.

OTHER INCOME (EXPENSES)

Interest expense. For the nine months ended September 30, 2011, interest expense was $136,884 as compared to $63,295 for the nine months ended September 30, 2010, an increase of $73,589.  This increase is due to the acquisition of Mobility Freedom and the additional debt related to that acquisition.

NET INCOME (LOSS)

Our net loss was $(101,899) for the nine months ended September 30, 2011 compared to net loss of $(793,999) for the nine months ended September 30, 2010.

Three Month Period ended September 30, 2011 and 2010

Net Revenues

For the three months ended September 30, 2011, we reported revenues of $3,113,836 as compared to revenues of $558,567 for the three months ended September 30, 2010, an increase of $2,555,269 or approximately 457.5%.  This increase is due to the acquisition of Mobility Freedom on May 13, 2011 and the inclusion of their revenue for the entire quarter ended September 30, 2011.  Product sales for the three months ended September 30, 2011 increased by $2,353,540 or approximately 830.1% as compared to the three months ended September 30, 2010. Rental revenue for the three months ended September 30, 2011 increased by $201,729 or approximately 73.3% as compared to the three months ended September 30, 2010. The product revenues increase in 2011 are directly attributable to the acquisition of Mobility Freedom.  The overall increase of rental revenue is due to Mobility Freedom rental revenue partially offset by the impact of the 9.5% MIPAA reduction, lower reimbursement rates from third party payers and lower hospital census levels.

Cost of Sales

Our cost of sales consists of the cost of products purchased for resale and the depreciation of rental assets and. For the three months ended September 30, 2011, cost of sales was $1,883,919, or approximately 60.5% of revenues, compared to $148,472, or approximately 26.6% of revenues, for the three months ended September 30, 2010. During the three months ended September 30, 2011, cost of sales increased due to increased revenues as compared to the three months ended September 30, 2010. During the three months ended September 30, 2011, cost of sales as a percentage of net revenues increased due to the revenue mix as compared to the three months ended September 30, 2010.  Wheelchair van sales have a higher cost of sales than home medical equipment.

Total Operating Expenses

Our total operating expenses increased approximately 69.7% to $1,069,439 for the three months ended September 30, 2011 as compared to $630,336 for the three months ended September 30, 2010. These changes include:

•           Depreciation and amortization expense. For the three months ended September 30, 2011, depreciation and amortization expense amounted to $106,736 as compared to $7,302 for the three months ended September 30, 2010, an increase of $99,434 due to the acquisition of Mobility Freedom.

•           General and administrative expense. For the three months ended September 30, 2011, general and administrative expenses were $962,703 as compared to $623,034 for the three months ended September 30, 2010, an increase of $339,669 or 54.5%. For the three months ended September 30, 2011 and 2010 general and administrative expenses consisted of the following:

	Three Months Ended September 30, Fiscal Q1
	2011	2010
Rent	$67,272	$16,500
Employee compensation	670,020	345,480
Professional fees	282	34,014
Internet/Phone	18,818	9,223
Travel/Entertainment	25,669	10,348
Bad debt expense	496	61,446
Insurance	51,125	18,209
Management fee	—	90,000
Other general and administrative	129,021	37,814
	$962,703	$623,034

•

For the three months ended September 30, 2011, Rent expense increased to $67,272 as compared to $16,500 for the three months ended September 30, 2010. The change relates to rent expense on the Mobility Freedom locations.

•

For the three months ended September 30, 2011, employee compensation, related taxes and stock-based compensation expenses increased to $670,020 as compared to $345,480 for the three months ended September 30, 2010, an increase of $324,540 or 93.9%.    The increase is due to the addition of Mobility Freedom on May 13, 2011.

•

For the three months ended September 30, 2011, professional fees decreased to $282 as compared to $34,014 for the three months ended September 30, 2010, a decrease of $33,732. The decrease is primarily related to decreased  legal and consulting fees since the Mobility Freedom acquisition.

•

For the three months ended September 30, 2011, internet/telephone expense increased to $18,818 as compared to $9,223 for the three months ended September 30, 2010, an increase of $9,595.  The addition of the Mobility Freedom locations created additional phone and internet expenses.  Prior to the acquisition, HASCO Medical operated out of one location.

•

For the three months ended September 30, 2011, travel and entertainment expense increased to $25,669 as compared to $10,348 for the three months ended September 30, 2010.  The $15,321 or 148.1% increase is due to the Mobility Freedom acquisition.

•

For the three months ended September 30, 2011 bad debt expense was reduced to $496 as compared to a provision of $61,446 for the three months ended September 30, 2010, a change of $60,950 or 99.23%.   The decrease was due to a detailed review of Accounts Receivable aging by senior management, which determined that the provision for bad debt was overstated.

•

For the three months ended September 30, 2011 Insurance expense increased to $51,125 as compared to $18,209 for the three months ended September 30, 2010, an increase of $32,916, or 180.8%. Insurance expense increased due to the Mobility Freedom acquisition, as well as added coverage and higher sales related premiums as compared to 2010.

•

For the three months ended September 30, 2011 other general and administrative expense decreased $91,207 to $129,021 as compared to $37,814 for the three months ended September 30, 2010. The increase is due to the acquisition of Mobility Freedom.

INCOME (LOSS) FROM OPERATIONS

We reported income from operations of $160,478 for the three months ended September 30, 2011 as compared to a loss from operations of $(220,241) for the three months ended September 30, 2010.

NET INCOME ( LOSS)

Net income was $91,447 for the three months ended September 30, 2011 compared to net loss of $(273,558) for the three months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between September 30, 2011 and December 31, 2010:

	September 30,	December 31,	$
	2011	2010	Change
Working capital surplus (deficit)	2,151,577	(356,324)	2,507,901

Cash	187,895	423	187,472
Accounts receivable, net	906,874	254,362	652,512
Inventory	3,066,094	76,356	2,989,738
Total current assets	4,346,918	349,986	3,996,932
Property and equipment, net	778,084	147,769	630,315
Total assets	6,760,338	498,175	6,262,163

Accounts payable and accrued liabilities	1,545,542	612,282	933,260
Notes payable-current	328,651	48,005	280,646
Total current liabilities	2,195,341	706,310	1,489,031
Notes payable-long term	4,697,304	152,509	4,544,795
Total liabilities	6,892,645	858,819	6,033,826
Accumulated deficit	(4,426,582)	(4,324,683)	(101,899)
Stockholders’ equity (deficit)	(132,307)	(360,644)	228,337

Net cash used in operating activities was $458,367 for the nine months ended September 30, 2011 as compared to net cash used in operating activities of $125,019 for the nine months ended September 30, 2010, an increase of $333,348.  For the nine months ended September 30, 2011, we had a net loss of $(101,899) offset by non-cash items such as depreciation and amortization expense of $181,535 and stock-based compensation of $85,286 and decreases from changes in assets and liabilities of $623,289.

Net cash used in investing activities for the nine months ended September 30, 2011 was $262,237 as compared to net cash used in investing activities of $39,146 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, we used cash for property and equipment purchases.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $908,076 as compared to $207,288 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, net cash provided by financing activities related to proceeds from note and loans payable of $982,206, offset by payments of notes totaling $133,630 and by proceeds from sale of common stock of $59,500.  For the nine months ended September 30, 2010, net cash proceeds from note and loans payable of $170,513, proceeds from sale of common stock of $103,000, offset by payments of notes of $63,225 and debt issuance costs of $3,000.

At September 30, 2011 we had a working capital surplus of $2,151,577 and accumulated deficit of $(4,426,582).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2011:

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

* Filed herein

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASCO MEDICAL, INC.

By:/s/ Hal Compton, Jr.
October 22, 2012	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By:/s/ Robyn Priest
October 22, 2012	Robyn Priest
Chief Financial Officer, principal financial and accounting officer