Form 10-Q
period 2012-09-30
HASCO Medical, Inc.
filed 2012-11-13
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 987,335,531 shares of common stock are issued and outstanding as of October 31, 2012.

HASCO MEDICAL, INC.

Form 10-Q

Quarterly period ended September 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$320,749	$212,460
Accounts receivable, net of allowance for doubtful accounts of $413,260 and $327,697, respectively	5,832,706	1,042,953
Inventory	12,664,680	2,444,563
Prepaid expenses	315,728	89.207
Total current assets	19,133,863	3,789,183

Property & equipment, net of accumulated depreciation of $888,787 and $634,857, respectively	1,538,075	526,571

Intangible property, net of accumulated amortization of $344,744 and $123,804, respectively	7,359,068	3,695,755
Other non-current assets	9,170	420
Total Assets	$28,040,176	$8,011,929

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,784,161	$2,627,326
Other current liabilities	270,533	180,780
Customer deposits and deferred revenue	597,879	175,464
Note Payable - Floor Plan	8,194,289	—
Line of Credit	5,899,368	898,713
Current portion of Notes Payable	448,637	108,901
Current portion of loans and notes payable, related parties	167,628	154,346
Total current liabilities	18,362,495	4,145,530

Notes payable, net of current portion	4,902,506	1,947,994
Notes payable to related party, net of current portion	1,647,089	1,784,020
Total liabilities	24,912,090	7,877,544

Stockholders’ Equity
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 2,000,000,000 shares authorized; and 987,085,531 and 757,426,583 shares issued and outstanding, respectively	987,086	794,579
Additional paid-in capital	6,550,496	4,007,004
Accumulated deficit	(4,409,496)	(4,667,198)
Total stockholders’ equity	3,128,086	134,385

Total Liabilities and Stockholders’ Equity	$28,040,176	$8,011,929

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues, net	$18,074,402	$3,113,836	$46,609,382	$5,459,948
Cost of sales	13,099,483	1,883,919	33,563,372	3,287,036
Gross profit	4,974,919	1,229,917	13,046,010	2,172,912

Operating expenses:
Selling and marketing	1,126,228	—	2,851,398	—
General and administrative	3,559,466	962,703	9,149,955	2,082,072
Amortization and depreciation	171,738	106,736	449,744	135,947
Total operating expenses	4,857,432	1,069,439	12,451,097	2,218,019

Income (loss) from operations	117,487	160,478	594,913	(45,107)

Other income (expense)
Other income	163,965	20	397,515	80,092
Acquisition Fees	—	—	(26,740)	—
Interest expenses	(269,384)	(69,051)	(654,398)	(136,884)
Total other income (expense)	(105,419)	(69,031)	(283,623)	(56,792)

Income (loss) from operations before income taxes	12,068	91,447	311,290	(101,899)

Provision for income taxes	8,976	—	53,588	—

Net income (loss)	$3,092	$91,447	$257,702	$(101,899)

Earnings per share:
Basic and dilutive	$—	$—	$—	$—

Weighted average shares outstanding:
Basic and dilutive	984,657,699	757,426,583	956,118,332	753,386,076

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities:
Net income (loss)	$257,702	$(101,899)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	524,147	181,535
Gain on disposal of property and equipment	(123,288)	—
Stock based compensation	102,978	—
Issuance of stock in settlement of services	93,132	85,286
Bad debt expense	(87,364)	—
Changes in assets and liabilities:
Accounts receivable	(634,812)	(652,512)
Inventory	841,567	(1,771,706)
Prepaid expenses	(11,573)	(167,210)
Intangibles	—	640,488
Other assets	249,905	(50,551)
Accounts payable and accrued liabilities	667,071	1,113,260
Customer deposits and deferred revenue	(428,959)	264,942
Other current liabilities	14,753	—
Net Cash (Used) Provided by Operating Activities	1,465,259	(458,367)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	241,089	—
Purchase of property and equipment	(280,275)	(262,237)
Net Cash Provided by (Used in) Investing Activities	(39,186)	(262,237)

Cash Flows from Financing Activities:
Lines of credit and floor plan, net	18,858	—
Proceeds from sale of common stock	39,890	59,500
Proceeds from note and loan payable	—	982,206
Repayments of notes payable	(1,376,532)	(133,630)
Net cash provided (used) by financing activities financing activities	(1,317,784)	908,076

Net increase/decrease in Cash	108,289	187,472
Cash at beginning of period	212,460	423
Cash at end of period	$320,749	$187,895

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$654,398	$—
Income taxes	$—	$—

Non-Cash transactions:
Settlement of management fees in exchange for common stock	$—	$180,000
Intangibles and net assets acquired in Mobility Freedom acquisition	$—	$3,856,250
Promissory notes issued for the acquisition of assets	$3,000,000	$4,000,000
Intangibles and net assets acquired in Ride-Away acquisition	$6,000,000	$—

See accompanying notes to unaudited consolidated financial statements

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

For accounting purposes, HASCO Medical, Inc. accounted for the transaction as a reverse acquisition and HASCO was the surviving entity as a publicly-traded company under the name HASCO Medical Inc. together with its subsidiaries. The Company did not recognize goodwill or any intangible assets in connection with this transaction.

Southern Medical & Mobility, Inc was deemed the accounting acquirer for the reverse acquisition. Therefore, the Company’s historical financial statements reflect those of Southern Medical & Mobility, Inc.  Accordingly, the reverse acquisition was accounted for as a capital transaction in substance, rather than a business combination. For accounting purposes, the net liabilities of HASCO Medical, Inc. were recorded at fair value as of the Closing Date, with an adjustment to additional paid-in capital. The deficit accumulated by HASCO was carried forward after the Merger.

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc and Wheel Chair Vans of America (a DBA of Mobility Freedom, Inc.). Mobility Freedom was founded in 1999 in Clermont, Florida. Mobility Freedom is a quality full service dealership of conversion vans and other mobility products that help the disabled become mobile. Wheelchair Vans of America specializes in renting conversion vans to disabled individuals.  Pursuant to the terms of the transaction, HASCO paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term for a total consideration of $3,850,000 along with 250,000 shares of HASCO Medical, Inc. common stock.

On November 16, 2011 Hasco Medical, Inc completed the acquisition of Certified Medical Systems II, Inc. (Certified Medical) and Certified Medical Auto Division, Inc. (Certified Auto). Certified Medical is in the same business segment as Southern Medical & Mobility, Inc. and Certified Auto is in the same business segment as Mobility Freedom, Inc.  Pursuant to the terms of the transaction, HASCO paid the selling shareholders $50,000 in cash and a $50,000 Promissory Note with a 4 year term for a total consideration of $100,000 along with 2,857,143 shares of HASCO Medical, Inc. common stock. The equity of Certified as well as the amount the Company paid for its assets was less than 10% of the total assets of HASCO and its consolidated subsidiaries.  In the current quarter, the net assets and operations of Certified Auto were combined with Mobility Freedom and therefore the corporate entity Certified Auto no longer has any activity.

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

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

•

Wheelchair Vans – conducts sales of handicap accessible vans, parts and service and rental operations.  This segment consists of Ride-Away which has eleven locations from Maine to Florida, Mobility Freedom including its rental operations conducted under the trade name “Wheelchair Vans of America” and Certified Medical Auto, which are located in Florida; and

•	Home Health Care - conducts sales of medical equipment and supplies This segment consists of Southern Medical & Mobility located in Mobile, Alabama and Certified Medical located in Ocala, Florida

Wheelchair Vans

Ride-Away and Mobility Freedom serve individuals with physical limitations that need specialty equipment to drive as well as families with members who are disabled that need to be transported. In certain circumstances, both the van itself as well as its specialty equipment is paid for, directly to the respective company, by a federal or state agency. For the three and nine months ended September 30, 2012, approximately 16% and 15%, respectively, of the Wheelchair Vans segments revenue is derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”). As part of the VA’s mission “to provided veterans the world-class benefits and services they have earned”, the VA pays for a van for disabled veterans. As a result, Mobility Freedom is both a VA and Vocational Rehabilitation (VR) state certified vendor.

Ride-Away has eleven corporate owned stores which are located in Beltsville, MD, East Hartford, CT, Essex Junction, VT, Gray, ME, Londonderry, NH, Norfolk, VA, Norristown, PA, North Attleboro, MA, Norwood, MA, Richmond VA, and Tampa, FL.  Mobility Freedom has five corporate owned stores which are located in Orlando, Largo, Clermont, Bunnell and Ocala, Florida.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the financial statements of the Company and its wholly-owned subsidiaries. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2012 and 2011; (b) the financial position at September 30, 2012; and (c) cash flows for the nine month periods ended September 30, 2012 and 2011, have been made.  Certain reclassifications have been made to current and prior year information for comparability purposes.  All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated entities are:

•	Ride-Away Handicap Equipment Corp.;
•	Mobility Freedom, Inc. (including Wheelchair Vans of America, a DBA of Mobility Freedom);
•	Southern Medical & Mobility, Inc.;
•	Certified Medical Systems II, Inc.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2012 and December 31, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of September 30, 2012 and December 31, 2011 , because of the relatively short-term maturity of these instruments and their market interest rates.

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

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

Revenues for home health care are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, Medicaid, and Medicare.  Insurance benefits are assigned to us by patients receiving medical treatments and related products and, accordingly, we bill on behalf of our patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription.  The insurance company reimburses us for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $65,670 and $313,904 during the three and nine months ended September 30, 2012, respectively.

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

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes payable. The Company’s investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.  The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at September 30, 2012 and December 31, 2011, and, generally, does not require collateral.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable includes receivables due from Medicare, Medicaid, and third party payers. The Company recorded a bad debt allowance of $413,260 and $327,697 as of September 30, 2012 and December 31, 2011, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the three and nine months ended September 30, 2012 totaled $1,126,228 and $2,851,398.  There were no advertising, marketing or selling expenses for the quarter or nine months ended September 30, 2011.

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

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three or nine months ended September 30, 2012 and 2011.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three and nine months ended September 30, 2012, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 were available to be issued.

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

September 30, 2012 and 2011

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

Earnings (Loss) Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance, which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of September 30, 2012, there were 3,075,000 stock options which could potentially dilute future earnings per share.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2012, the Company had an accumulated deficit of $4,409,496. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing to support its recent acquisition.  During the quarter ended March 31, 2012, the Company secured a working capital line of credit in the amount of $8 million, replacing the previous line of $2.75 million and the previous line of $6 million of Ride-Away.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 – INTANGIBLES

Intangible assets consist of the following:

		September 30,	December 31,
	Estimated	2012	2011
	Life	(unaudited)	(audited)
Goodwill related to acquisition of Certified Medical and Certified Auto	Indeterminate	$105,455	$105,455
Goodwill related to acquisition of Ride-Away	Indeterminate	684,253	—
Customer List related to acquisition of Ride-Away	20 years	2,000,000	—
Trade name related to acquisition of Ride-Away	30 years	1,200,000	—
Sales team infrastructure related to acquisition of Mobility Freedom	20 years	1,857,052	1,857,052
Customer List related to acquisition of Mobility Freedom	20 years	1,857,052	1,857,052
Total		7,703,812	3,819,559
Accumulated amortization		(344,744)	(123,804)
Net		$7,359,068	$3,695,755

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

For the nine months ended September 30, 2012 and 2011 amortization expense was $220,940 and $123,804, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,	December 31,
	Estimated	2012	2011
	Life	(unaudited)	(audited)
Building improvements	15-39 years	$924,654	$5,182
Office furniture and equipment	3-5 years	313,048	104,595
Rental equipment	13-36 months	1,026,888	929,829
Vehicles	5 years	162,272	121,822
Total		2,426,862	1,161,428
Accumulated depreciation		(888,787)	(634,857)
Net		$1,538,075	$526,571

For the nine months ended September 30, 2012 and 2011 depreciation expense amounted to $303,207 and $197,284, respectively of which $74,402 and $76,397 is included in cost of sales, respectively.

NOTE 5 – NOTES PAYABLE

Revolving Line of Credit

On November 1, 2012, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of June 30, 2013.  Payments due are interest only.  The interest rate is at Prime plus .25% as of September 30, 2012 and the effective interest rate was 3.75%.  The interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $5,899,368 at September 30, 2012.

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

Note Payable – Floor Plan

The Company has a floor plan line of credit with GECC with a maximum borrowing capacity of $8,500,000 for the Ride-Away subsidiary and $2,600,000 for the Mobility Freedom subsidiary.  Amounts borrowed for vehicles under this line bear no interest for 60 days and then bear interest at the 90 day LIBOR plus 7% for Ride-Away and at the 90 day LIBOR plus 6.25% for Mobility Freedom.  The balance is due when the vehicle is sold.  If the vehicle is not sold within six months, 10% of the balance is due with the rest of the balance due at twelve months. The note is secured by the vehicles financed.  At September 30, 2012 the Company had $8,194,289 outstanding under these lines.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

Installment Debt

Installment debts consist of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	38,485	41,626

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom.	1,900,527	1,965,269

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	40,625	50,000

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences June 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,922,237	—

Commercial Note payable, dated March 1, 2012, issued for the acquisition or Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	449,269	—

Note Payable to related party, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,814,717	1,938,366

Total debt	7,165,860	3,995,261

Current portion of long-term debt, notes payable	616,265	263,247
Long-term portion	$6,549,595	$3,732,014

Future debt amortization:

2012	$616,265
2013	654,570
2014	689,055
2015	712,915
2016	676,127
thereafter	3,816,928
$7,165,860

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

Prior to the merger, the Company was a shell company with no business operations. For accounting purposes, HASCO Medical, Inc. accounted for the transaction as a reverse acquisition and HASCO was the surviving entity as a publicly-traded company under the name HASCO Medical Inc. or together with its subsidiaries. The Company did not recognize goodwill or any intangible assets in connection with this transaction.

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

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc and Wheel Chair Vans of America (a DBA of Mobility freedom, Inc.). Mobility Freedom was founded in 1999 in Clermont, Florida. Mobility Freedom is a quality full service dealership of conversion vans and other mobility products that help the disabled become mobile. Wheelchair Vans of America specializes in renting conversion vans to disabled individuals.  Pursuant to the terms of the transaction, HASCO paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term for a total consideration of $3,850,000 along with 250,000 shares of HASCO Medical, Inc. common stock.

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

September 30, 2012 and 2011

NOTE 7 – STOCK OPTION AND STOCK GRANT PLANS

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

On November 1, 2009, the Company granted options to purchase an aggregate of 4,075,000 shares of common stock at $0.007 per share which vest at the end of two years, to four officers and three directors of the Company. The options, which expire on the fifth anniversary of the date of grant, were valued on the grant date at $0.0064 per option or a total of $26,080 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.007 per share, volatility of 150%, expected term of five years, and a risk free interest rate of 2.33%.  During 2011, 1,000,000 options were forfeited.  On August 31, 2012, all outstanding grants under the plan were cancelled.

Stock option activity for the nine months ended September 30, 2012 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2011	3,075,000	$0.007
Granted	—	—
Exercised	—	—
Cancelled	3,075,000	—
Outstanding at September 30, 2012	—	$0.007

Options exercisable at September 30, 2012	—	$0.007
Weighted average fair value of options granted during the year	—	—

On June 30, 2012, the Company issued stock grants to four employees valued at a total of $90,000 which vest over a three year period and are contingent upon continued employment.

NOTE 8 – COMMITMENTS

Operating Leases

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

Period ending September 30:
2012	$706,219
2013	2,008,784
2014 and thereafter	4,336,237
$7,051,240

Rent expense was $1,148,169 and $131,703 for the nine months ended September 30, 2012 and 2011, respectively.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO in two operating segments: (i) Home Healthcare Products and Services segment and (ii) Wheelchair Conversion Vans and related products and services segment. For the periods ended September 30, 2012 and 2011 all material assets and revenues of the Company were in the United States.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Total	Home Healthcare	Wheelchair Vans	Total	Home Healthcare	Wheelchair Vans
Revenue
Product sales	$15,116,324	$129,153	$14,987,171	$38,250,548	$620,485	$37,630,063
Rentals	417,944	116,786	301,158	1,195,879	377,097	818,782
Service and other	2,540,134	31,214	2,508,920	7,162,955	107,844	7,055,111
	18,074,402	277,153	17,797,249	46,609,382	1,105,426	45,503,956

Cost of Sales
Direct costs	13,084,849	58,785	13,026,064	33,488,970	263,742	33,225,228
Depreciation	14,634	14,634	—	74,402	74,402	—
	13,099,483	73,419	13,026,064	33,563,372	338,144	33,225,228

Gross profit	4,974,919	203,734	4,771,185	13,046,010	767,282	12,278,728

Operating Expenses
Selling and marketing	1,126,228	8,980	1,117,248	2,851,398	36,126	2,815,272
General and administrative	3,559,466	304,565	3,254,901	9,149,955	1,053,817	8,096,138
Depreciation and amortization	171,738	257	171,481	449,744	6,929	442,815
	4,857,432	313,802	4,543,630	12,451,097	1,096,872	11,354,225

Operating income (loss)	$117,487	$(110,068)	$227,555	$594,913	$(329,590)	$924,503

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 10 – PROFORMA FINANCIAL INFORMATION

On March 1, 2012 Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp.  The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations). As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill. Pro forma results of operations for the nine months ended September 30, 2012 as though this acquisition had taken place at January 1, 2012 are as follows:

Hasco Medical, Inc. and Subsidiaries

Consolidated Pro Forma Statements of Operations

For the nine months ended September 30, 2012

(unaudited)

Revenues, net	$56,402,126
Cost of sales	41,773,566
Gross Profit	14,628,560

Operating expenses:
Selling and marketing	3,628,164
General and administrative	10,372,218
Depreciation and amortization	428,269
Total operating expenses	14,428,651

Income (loss) from operations	199,909

Other income (expense)	(279,946)

Income (loss) from operations before income taxes	(80,037)

Provision for income taxes	58,875

Net income (loss)	$(138,912)

Earnings per share:
Basic and dilutive	$—

Weighted average shares outstanding
Basic and dilutive	956,118,332

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 13, 2011, the Company completed the acquisition of Mobility Freedom Inc. and Wheelchair Vans of America. Mobility Freedom is a Florida Corporation founded in 1999. A few years after the business started, Mobility Freedom, Inc. purchased a van rental company, which now does business under the name “Wheelchair Vans of America.” Pursuant to the terms of the transaction, HASCO paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term for a total consideration of $3,850,000 along with 250,000 shares of HASCO Medical, Inc. common stock.

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

Services and Products

Historically, our operations were focused on the provision of a diversified range of home health care services and products. Following our 2011 acquisitions of Mobility Freedom and the Certified subsidiaries, and our March 2012 acquisition of Ride-Away, our operations are conducted within two lines of business:

•

Wheelchair Vans – conducts sales of handicap accessible vans, parts and service and rental operations.  This segment consists of Ride-Away which has eleven locations from Maine to Florida, Mobility Freedom including its rental operations conducted under the trade name “Wheelchair Vans of America” and Certified Medical Auto, which are located in Florida; and

•	Home Health Care - conducts sales of medical equipment and supplies This segment consists of Southern Medical & Mobility located in Mobile, Alabama and Certified Medical located in Ocala, Florida

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

Reimbursement by Third Party Payers

We derive a substantial portion (approximately15% for the nine months ended September 30, 2012) of our wheelchair van segment revenue from the United States Department of Veterans Affairs (the “VA”)

We derive substantially all of our home health care segment revenues from reimbursement by third party payers, including Medicare, Medicaid and private insurers. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare and government agencies legislation.

The health care industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry also is subject to frequent legislative and regulatory changes. Our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our managed care payers and patients. State laws also govern, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities and apply to those locations involved in such activities. If we fail to comply with the laws and regulations applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from participating in Medicare, Medicaid and other federal and state health care programs.

On July 15, 2008, Congress enacted the MIPPA legislation which reduced Medicare payment rates nationwide for certain DME items, including oxygen equipment, by 9.5% beginning in 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3% in 2009, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our revenues in 2010. The stationary oxygen payment rate for 2011 has been established by CMS at $173.31 per month, an increase of 0.1%, and for 2012 at $176.06, an increase of 1.6%.

Results of Operations

The following table provides an overview of certain key factors of our results of operations for the three and nine months ended September 30, 2012 as compared to September 30, 2011:

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Net Revenues	$18,074,402	$3,113,836	$46,609,382	$5,459,948
Cost of sales	13,099,483	1,883,919	33,563,372	3,287,036
Operating Expenses:
Selling and Marketing	1,126,228	—	2,851,398	—
Amortization and Depreciation	171,738	106,736	449,744	135,947
General and administrative	3,559,466	962,703	9,149,955	2,082,072
Total operating expenses	4,857,432	1,069,439	12,451,097	2,218,019
Income (loss) from operations	117,487	160,478	594,913	(45,107)
Total other income (expense)	(105,419)	(69,031)	(283,623)	(56,792)
Provision for income taxes	8,976	—	53,588	—
Net income (loss)	$3,092	$91,447	$257,702	$(101,899)

Other Key Indicators:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of sales as a percentage of revenues	72.5%	60.5%	72.0%	60.2%
Gross profit margin	27.5%	39.5%	28.0%	39.8%
General and administrative expenses as a percentage of revenues	19.7%	30.9%	19.6%	38.1%
Total operating expenses as a percentage of revenues	26.9%	34.3%	26.7%	40.6%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Product Sales	$15,116,324	$2,637,064	$38,250,548	$4,492,199
Rental Revenue	417,944	476,772	1,195,879	955,660
Service and other	2,540,134	—	7,162,955	12,089
Total Net Revenues	$18,074,402	$3,113,836	$46,609,382	$5,459,948

Three Month Period ended September 30, 2012 and 2011

Net Revenues

For the three months ended September 30, 2012, we reported revenues of $18,074,402 as compared to revenues of $3,113,836 for the three months ended September 30, 2011, an increase of $14,960,566 or approximately 480.5%.

Product Sales Revenue - Product sales for the three months ended September 30, 2012 and 2011 amounted to $15,116,324 and $2,637,064, an increase of $12,479,260 or 473.2%.  Service revenue increased by $2,540,134.  Rental revenue decreased by $58,828 or 12.3%.  These increases were due to the acquisition of Mobility Freedom on May 13, 2011 and Ride-Away on March 1, 2012.  The decrease in rental revenue is due to declines in our Southern Medical and Mobility subsidiary.

Cost of Sales

Our cost of sales consists of products purchased for resale and the depreciation of rental assets. For the three months ended September 30, 2012, cost of sales was $13,099,483, or approximately 72.5% of revenues, compared to $1,883,919, or approximately 60.5% of revenues, for the three months ended September 30, 2011. During the three months ended September 30, 2012 cost of sales increased due to increased revenues related to our Wheelchair Van operations which has a higher cost of sales as a percentage of net revenues than the Home Healthcare operations.  The overall increase of cost of sales for our Wheelchair Van operations is due to the acquisition of Ride-Away Handicap Equipment Corp. on March 1, 2012 and Mobility Freedom Inc. on May 13, 2011.

Gross Profit

Overall gross profit percentage declined from 39.5% for the three months ended September 30, 2011 to 27.5% for the three months ended September 30, 2012, due to the lower gross profit percentage earned in our wheelchair van segment.  For the three months ended September 30, 2012, approximately 98.5% of the company’s revenues was generated by the Wheelchair Van operations at this lower margin percentage thus negatively impacting the overall margin percentage.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 26.9% for the three months ended September 30, 2012 from 34.3% for the three months ended September 30, 2011.  These changes include:

•           Marketing and Selling. For the three months ended September 30, 2012, marketing and selling costs were $1,126,228 and there were none for the three months ended September 30, 2011. The increase was due to marketing, advertising and print advertising programs initiatives, primarily in the wheelchair van operations.

•           Depreciation and amortization expense. For the three months ended September 30, 2012, depreciation and amortization expense amounted to $171,738 as compared to $106,736 for the three months ended September 30, 2011, an increase of $65,002.  Of this increase, $81,424 is due to the amortization of the identified intangibles recorded as a result of the acquisitions of Ride-Away and Mobility Freedom.  The balance of the decrease is offset by increases in depreciation classified in Cost of Sales.

•           General and administrative expense. For the three months ended September 30, 2012, general and administrative expenses were $3,559,466 as compared to $962,703 for the three months ended September 30, 2011, an increase of $2,596,763. For the three months ended September 30, 2012 and 2011 general and administrative expenses consisted of the following:

	Three Months Ended September 30,
	2012	2011
Rent	$442,344	$67,272
Employee compensation	2,303,297	670,020
Professional fees	86,229	282
Internet/Phone	66,317	18,818
Travel/Entertainment	82,872	25,669
Insurance	93,437	51,125
Other general and administrative	484,970	129,517
	$3,559,466	$962,703

•

For the three months ended September 30, 2012, Rent expense increased by $375,072 over the same period in 2011.  The increase is due to the market leases on the Ride-Away which are not included in the 2011 totals as the acquisition had not yet taken place.

•

For the three months ended September 30, 2012, employee compensation, related taxes and stock-based compensation expenses was $2,303,297, an increase of $1,633,277 over the same period in 2011.  The increase relates primarily to the personnel added with the acquisition of Ride-Away and Mobility Freedom and to the addition of several key positions in anticipation of these acquisitions.

•	For the three months ended September 30, 2012, professional fees increased to $86,229 as compared to $282 for the three months ended September 30, 2011; an increase of $85,947.

•

For the three months ended September 30, 2012, internet/telephone expense increased to $66,317 as compared to $18,818 for the same period in 2011, an increase of $47,499.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries and their operations and locations.

•

For the three months ended September 30, 2012, travel and entertainment expense increased to $82,872 as compared to $25,669 for the same period in 2011, an increase of $57,203.  This increase is due to the increased travel necessitated by the addition of the Ride-Away and Mobility Freedom subsidiaries.

•

For the three months ended September 30, 2012 insurance expense increased to $93,437 as compared to $51,125 for the three months ended September 30, 2011, an increase of $42,312.  This increase is due to the addition of the Ride-Away and Mobility Freedom locations.

•

For the three months ended September 30, 2012, other general and administrative expense increased to $484,970 as compared to $129,517 for the three months ended September 30, 2011, an increase of $355,453.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries.

INCOME (LOSS) FROM OPERATIONS

We reported income from operations of $117,487 for the three months ended September 30, 2012 as compared to income from operations of $160,478 for the three months ended September 30, 2011.

OTHER INCOME (EXPENSES)

Other income (expense) for the three months ended September 30, 2012 amounted to $(105,419) compared to $(69,031) for the three months ended September 30, 2011.

Acquisition fees for the three months ended September 30, 2012 and 2011 were both zero.  These are the various legal and professional fees incurred in the acquisition of Ride-Away which occurred on March 1, 2012, in the first quarter.

Interest expense for the three months ended September 30, 2012 amounted to $(269,384) as compared to $(69,051) for the three months ended September 30, 2011, an increase of $200,333.  This increase is due to the additional debt the company has incurred in the acquisition of the Ride-Away and Mobility Freedom subsidiaries.

NET INCOME (LOSS)

Our net income was $3,092 for the three months ended September 30, 2012 compared to net income of $91,447 for the three months ended September 30, 2011.

Nine Month Period ended September 30, 2012 and 2011

Net Revenues

For the nine months ended September 30, 2012, we reported revenues of $46,609,382 as compared to revenues of $5,459,948 for the nine months ended September 30, 2011, an increase of $41,149,434 or approximately 753.7%.

Product sales for the nine months ended September 30, 2012 and 2011 amounted to $38,250,548 and $4,492,199, respectively. Service revenue for the nine months ended September 30, 2012 totaled $7,162,955 versus $12,089 for the nine months ended September 30, 2011.  Rental revenue for the nine months ended September 30, 2012 and 2011 was $1,195,879 and $12,089, respectively.  The overall increase of revenue is due to the acquisition of Ride-Away Handicap Equipment Corp. on March 1, 2012 and Mobility Freedom Inc. on May 13, 2011. Approximately 15% of our wheelchair van segment revenue was derived from veterans receiving benefits from VA.

Cost of Sales

Our cost of sales consists of products purchased for resale and the depreciation of rental assets. For the nine months ended September 30, 2012, cost of sales was $33,563,372, or approximately 72.0% of revenues, compared to $3,287,036, or approximately 60.2% of revenues, for the nine months ended September 30, 2011. During the nine months ended September 30, 2012 cost of sales increased due to increased revenues related to our wheelchair van sales which have a higher cost of sales as a percentage of net revenues than the home healthcare portion of our business.  The overall increase of cost of sales for our wheelchair vans is due to the acquisition of Ride-Away Handicap Equipment Corp. on March 1, 2012 and Mobility Freedom Inc. on May 13, 2011. During the nine months ended September 30, 2012, cost of sales as a percentage of net revenues for our home healthcare operations had a small decrease due to increased rental revenues as compared to the nine months ended September 30, 2011.

Gross Profit

Overall gross profit percentage declined from 39.8% for the nine months ended September 30, 2011 to 28.0% for the nine months ended September 30, 2012, due to the lower gross profit percentage earned in our wheelchair van operations.  For the nine months ended September 30, 2012, approximately 97.6% of the company’s revenue was generated by the sale of wheelchair vans at this lower margin percentage thus negatively impacting the overall margin percentage.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to26.7% for the nine months ended September 30, 2012 from 40.6% for the nine months ended September 30, 2011.  These changes include:

•           Marketing and Selling. For the nine months ended September 30, 2012, marketing and selling costs were $2,851,398 and there were none for the nine months ended September 30, 2011. The increase was due to marketing, advertising and print advertising programs initiatives, primarily in the wheelchair van segment.

•           Depreciation and amortization expense. For the nine months ended September 30, 2012, depreciation and amortization expense amounted to $449,744 as compared to $135,947 for the nine months ended September 30, 2011, an increase of $313,797.  Of this increase, $220,940 is due to the amortization of the identified intangibles recorded as a result of the acquisitions of Ride-Away and Mobility Freedom.  The balance of the increase is primarily due to the depreciation on the tangible assets acquired in these acquisitions, primarily rental vans.

•           General and administrative expense. For the nine months ended September 30, 2012, general and administrative expenses were $9,149,955 as compared to $2,082,072 for the nine months ended September 30, 2011, an increase of $7,067,883. For the nine months ended September 30, 2012 and 2011 general and administrative expenses consisted of the following:

	Nine Months Ended September 30,
	2012	2011
Rent	$1,148,169	$131,703
Employee compensation	5,899,346	1,497,666
Professional fees	177,234	180,214
Internet/Phone	168,800	54,219
Travel/Entertainment	244,010	46,368
Insurance	246,162	115,143
Other general and administrative	1,266,234	56,759
	$9,149,955	$2,082,072

•

For the nine months ended September 30, 2012, Rent expense increased by $1,016,466 over the same period in 2011.  The increase is due to the market leases on the Ride-Away and Mobility Freedom locations which are not included in the 2011 totals as the acquisitions had not yet taken place.

•

For the nine months ended September 30, 2012, employee compensation, related taxes and stock-based compensation expenses was $5,899,346, an increase of $4,401,680 over the same period in 2011.  The increase relates primarily to the personnel added with the acquisition of Ride-Away and Mobility Freedom and to the addition of several key positions in anticipation of these acquisitions.

•	For the nine months ended September 30, 2012, professional fees decreased to 177,234 as compared to $180,214 for the same period in 2011 a decrease of $2,980.

•

For the nine months ended September 30, 2012, internet/telephone expense increased to $168,800 as compared to $54,219 for the same period in 2011, an increase of $114,581.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries and their operations and locations.

•

For the nine months ended September 30, 2012, travel and entertainment expense increased to $244,010 as compared to $46,368 for the same period in 2011, an increase of $197,642.  This increase is due to the increased travel necessitated by the addition of the Ride-Away and Mobility Freedom subsidiaries.

•

For the nine months ended September 30, 2012 insurance expense increased to $246,162 as compared to $115,143 for the nine months ended September 30, 2011, an increase of $131,019.  This increase is due to the addition of the Ride-Away and Mobility Freedom locations.

•

For the nine months ended September 30, 2012, other general and administrative expense increased to $1,266,234 as compared to $56,759 for the nine months ended September 30, 2011, an increase of $1,209,475.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries.

INCOME (LOSS) FROM OPERATIONS

We reported income from operations of $594,913 for the nine months ended September 30, 2012 as compared to a loss from operations of $(45,107) for the nine months ended September 30, 2011.

OTHER INCOME (EXPENSES)

Other income (expense) for the nine months ended September 30, 2012 amounted to $(283,623) compared to $(56,792) for the nine months ended September 30, 2011.

Acquisition fees for the nine months ended September 30, 2012 amounted to $26,740 as compared with no such fees for the nine months ended September 30, 2011.  These are the various legal and professional fees incurred in the acquisition of Ride-Away which occurred on March 1, 2012.

Interest expense for the nine months ended September 30, 2012 amounted to $654,398 as compared to $136,884 for the nine months ended September 30, 2011, an increase of $517,514.  This increase is due to the additional debt the company has incurred in the acquisition of the Ride-Away and Mobility Freedom subsidiaries.

NET INCOME (LOSS)

Our net income was $257,702 for the nine months ended September 30, 2012 compared to a loss of $(101,899) for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011	$ Change

Working capital surplus (deficit)	771,368	(356,347)	1,127,715

Cash	320,749	212,460	108,289
Accounts receivable, net	5,832,706	1,042,953	4,789,753
Inventory	12,664,680	2,444,563	10,220,117
Total current assets	19,133,863	3,789,183	15,344,680
Property and equipment, net	1,538,075	526,471	1,011,604
Total assets	28,010,176	8,011,929	19,998,247

Accounts payable & accrued liabilities	2,784,161	2,627,326	156,835
Note Payable – Floor Plan	8,194,289	—	8,194,289
Notes payable-current	448,637	108,901	339,736
Total current liabilities	18,362,495	4,145,530	14,216,965
Notes payable-long term	6,549,595	3,732,014	2,817,581
Total liabilities	24,912,090	7,877,544	17,034,546
Accumulated deficit	(4,409,496)	(4,667,198)	257,702
Stockholders’ equity	3,128,086	134,385	2,993,701

Net cash provided by operating activities was $1,465,259 for the nine months ended September 30, 2012 as compared to net cash used by operating activities of $(458,367) for the nine months ended September 30, 2011, an increase of $1,923,626 primarily attributable to the acquisition of Ride-Away at March 1, 2012.  For the nine months ended September 30, 2012, we had net income of $257,702 offset by non-cash items such as depreciation and amortization of $524,147 and increases from changes in assets and liabilities of $697,952.

Net cash used in investing activities for the nine months ended September 30, 2012 was $(39,186) as compared to $(262,237) for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we used cash for property and equipment purchases.

Net cash used by financing activities for the nine months ended September 30, 2012 was $(1,317,784) as compared to net cash provided by financing activities of $908,076 for the nine months ended September 30, 2011. This decrease is due primarily to proceeds from a loan in the nine months ended September 30, 2011 and increases in the lines of credit and floor plan in the nine months ended September 30, 2012 due to the acquisition of Ride-Away.

At September 30, 2012 we had a working capital surplus of $771,368 and accumulated deficit of $(4,409,496).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2012.

	Payments Due by Period
	Total	Less than 1 year	2-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Lease	$7,051,240	$706,219	$3,323,461	$1,873,970	$1,147,590

Line of Credit	5,899,368	5,899,368	—	—	—
Note Payable – Floor Plan	8,194,289	8,194,289	—	—	—
Notes payable	5,351,143	448,637	982,201	989,690	2,930,615
Notes payable – related party	1,814,717	167,628	361,424	399,352	886,313

Total Contractual Obligations:	$28,310,757	$15,416,141	$4,667,086	$3,263,012	$4,964,518

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

Disclosure Controls and Procedures

Our management, including Hal Compton, Jr., our chief executive officer, and Robyn Priest our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Compton and Ms. Priest, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2012.

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

The Company had two private placements of sales of stock.  The shares were issued in reliance upon the exemption provided by Section 4 (2) of the Securities and Exchange Commission Act of 1933 as described below.

Date	Relationship	Number of Shares	Total Sale ($)
8/13/12	Employee	284,091	5,000
8/31/12	Outside party who provides tax services	1,488,095	25,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.**

*     Filed herein

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASCO MEDICAL, INC.

By: /s/ Hal Compton, Jr.
November 13, 2012	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Robyn Priest
November 13, 2012	Robyn Priest
Chief Financial Officer, principal financial and accounting officer