Form 10-K
period 2012-12-31
HASCO Medical, Inc.
filed 2013-03-29
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number: 000-52422

HASCO Medical, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0924471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15928 Midway Road, Addison, TX	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(214) 302-0930

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

[√ ] Yes    [  ] No

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

[  ] Yes    [√] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,805,699 on June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  988,190,882 shares of common stock are issued and outstanding as of March 18, 2013.

HASCO MEDICAL, INC.

FORM 10-K

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any documents incorporated by reference herein or therein may contain “forward-looking statements”. Forward-looking statements reflect management’s current view about future beliefs, plans, objectives, goals or expectations. When used in such documents, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements relating to our business goals, business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Our actual results may differ materially from those contemplated by these forward-looking statements. They are neither statements of historical fact nor guarantees or assurance of future performance.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, a decline in general economic conditions nationally and internationally; decreased demand for our products and services: a change in the market acceptance of our products and services; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize new and improved products and services; our ability to raise capital to fund continuing operations; changes in government regulation; our ability to complete customer transactions and capital raising transactions; and other factors (including the risks contained in the sections of this annual report entitled “Risk Factors”) relating to our industry, our operations and results of operations or any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. We file reports with the Securities and Exchange Commission (“SEC”). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

OTHER PERTINENT INFORMATION

When used in this annual report, the terms “HASCO,” “the Company,” ” we,” “our,” and “us” refers to Hasco Medical, Inc., a Florida corporation, and our subsidiaries.  “Management” refers to the executive officers of Hasco Medical, Inc. and any of its subsidiaries.

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

On May 12, 2009, we completed the acquisition of Southern Medical & Mobility, Inc. (“SMM”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SMM and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became our wholly-owned subsidiary. The former shareholder of Southern Medical & Mobility, Inc. was issued a total of 554,676,000 shares of our common stock in exchange for its Southern Medical & Mobility, Inc. shares.

After the merger and transactions that occurred at the same time as the merger, there were 642,176,000 shares of our common stock outstanding, of which 620,000,000, approximately 96.5%, were held by HASCO Holdings, LLC, the former sole shareholder of Southern Medical & Mobility, Inc.  Prior to the merger, the Company was a shell Company with no business operations.

On May 13, 2011, the Company completed the acquisition of Mobility Freedom Inc. and Wheelchair Vans of America.  Mobility Freedom is a Florida Corporation founded in 1999.  A few years after the business started Mobility Freedom, Inc. purchased a van rental company, which now does business under the name “Wheelchair Vans of America.” Pursuant to the terms of the transaction, HASCO paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term for a total consideration of $3,850,000 along with 250,000 shares of HASCO Medical, Inc. common stock.  In connection with the cash payment, a related party loaned Hasco $2,000,000 payable over ten years and bearing 5% interest.

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

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid Mark Lore, the sole selling shareholder of Ride-Away, $500,000 in cash and a $3,000,000 Promissory Note bearing 5% simple interest, principle and interest payable monthly over 10 years, along with 165,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.  Mark Lore is now a Vice-President of Hasco Medical.

Financial information about industry segments

The Company’s operations involve servicing patients and customers through (i) its Home Healthcare Products and Services segment and (ii) Wheelchair Vans and related products and services segment.

Narrative description of business

Our objective is to continue to grow both intrinsically and through acquisitions in areas in which we currently offer products and services, as well in areas that we feel are complementary. As Ride-Away is our most significant subsidiary, we anticipate the results of operations of Ride-Away will drive our near term financial results.

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom and our March 2012 acquisition of Ride-Away, our operations are conducted within two business units:

•

Wheelchair Vans – conducts sales of handicap accessible vans, parts and services as well as the rental of such vehicles.  This segment consists of Ride-Away Handicap Equipment Corp. which has eleven locations from Maine to Florida, and Mobility Freedom Inc. which has five locations in Florida and includes “Wheelchair Vans of America” operating our van rental operations.  “Certified Medical Auto” is an inactive entity.

•	Home Health Care - conducts operations in the home health care market. Southern Medical & Mobility, Inc. is located in Mobile, Alabama, and Certified Medical Systems II is located in Ocala, Florida.

Our corporate headquarters and principle corporate operations are conducted in Addison, Texas, a northern suburb of Dallas, Texas.  We also house a portion of our corporate operations in Londonderry, New Hampshire.  Hasco Medical Inc. is a Florida corporation.

Wheelchair Vans Segment

Ride-Away and Mobility Freedom serve individuals with physical limitations that need specialty equipment in order to safely operate their vehicle.  We also provide products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment is paid for directly by a federal or state agency.  For the years ended December 31, 2012 and 2011, approximately 16%  of the Wheelchair Vans segments revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).   Mobility Freedom and Ride-Away are both a VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate.

Ride-Away has eleven corporate owned stores which are located in Beltsville, MD, East Hartford, CT, Essex Junction, VT, Gray, ME, Londonderry, NH, Norfolk, VA, Norristown, PA, North Attleboro, MA, Norwood, MA, Richmond VA, and Tampa, FL.  Mobility Freedom has five corporate owned stores located in Orlando, Largo, Clermont, Bunnell and Ocala, Florida.

Wheelchair Vans of America specializes in renting conversion vans to disabled individuals, and is located in Orlando, Florida. Our rental operations compliment the retail products we provide through our Mobility Freedom and Ride-Away subsidiaries.

The vehicle sales operations for Ride-Away and Mobility Freedom are conducted as licensed and bonded independent automobile dealers for a number of Original Equipment Manufacturers (“OEMs”) including Dodge, Chrysler, Toyota and Honda.  These OEM vans are converted by various after-market companies specializing in modifying vehicles for disabled access (“Alterers”).  Among them:

-	The Braun Corporation, which offers a variety of wheelchair accessible van conversions of popular minivan models;
-	Vantage Mobility International; and
-	ElDorado National Company, a THOR company.

Our agreements with Alterers permit us to sell vehicles within certain specific territories, some of which require us to exclusively sell their brand in a specific territory. We have subsidiary agreements with various affiliates whereby we hold the territory rights to sell vehicles and affiliates provide the location. Our agreements with affiliates typically hold that we receive 50% of the profit on each van sold at the affiliate site.

Alterers provide chassis conversions to traditional minivans and full size vans.  These conversions traditionally include lowering the floor in order to increase head room, adding side entry or rear entry ramps and/or installing  wheelchair lifts.  We also modify certain types of vans in such a manner when Alterers’ conversions do not provide for our customers’ needs.  Upon the selection by a customer of an altered OEM van, we provide custom conversion services.

As a part of our custom conversion services, we provide a comprehensive analysis of each individual’s prospective vehicle use as well as an evaluation of individual physical limitations.  In instances where handicap use is by passenger only, we provide a full installation of EZ Lock Tie Down Systems to secure a customer’s  mobility chair.  Where the intended driver of the vehicle is physically limited, we utilize independent evaluators to determine specific driver needs and to make recommendations as to the appropriate Driver Adaptive Equipment (“DAE”).

Our DAE installations cover a broad array of products, nearly all of which require a custom-designed adaptation. The sales price of such equipment, which in certain circumstances can exceed $100,000, includes:

-	hand controls to allow complete vehicle operation using only hand and arm movements;
-	spinner knobs to aid in steering wheel turning;
-	transfer seats to ease vehicle entry and exit;
-	electronic driving controls, such as a touch screen modules, to control vehicle electronic equipment and vehicle functions; and
-	reduced effort steering and braking devices.

Home Health Care Segment

We operate two entities in the home health care market, Southern Medical and Certified Medical. These companies provide a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, power chairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment.   Our companies are both low-cost, high-quality providers of durable medical equipment and serve patients in Alabama, Florida, and Mississippi.

Southern Medical also serves patients with severe and chronic pulmonary disabilities. Patients are referred to the Company most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records and confirming insurance coverage information, our service technicians visit the patients’ home to deliver and to prepare the prescribed equipment. Company representatives coordinate the prescribed regimen with the patient physician and train patients and caregivers in the correct use of the equipment. For patients renting equipment, Company representatives also make periodic follow-up home visits  to provide additional instructions, to perform required equipment maintenance, and to deliver oxygen and resparitory supplies.

The following table provides examples of the services and products in each service line:

Service Line	Examples of Services and Products
Home respiratory equipment	Provision of oxygen systems, obstructive sleep apnea equipment, and nebulizers.

Home medical equipment	Provision of patient safety items, ambulatory aids and in-home equipment, such as wheelchairs and hospital beds.

Business Strategy

Organization

Through its corporate office, the Company provides support, compliance oversight and training, marketing and managed care expertise, sales training and support, and financial and information systems to our subsidiaries.  Services performed at the corporate office include financial and accounting functions, treasury, corporate compliance, human resources, sales and marketing support, regulatory affairs and licensure, and information system design.  Management is focused on revenue development and cost control, and decision-making to improve responsiveness and to ensure quality.

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

In addition, as described below, we continually train our employees on the operation of our management and information systems.

Management Information Systems

Our information and customer relations management systems are unique to the industry and enable us to continually track our sales and service operations, as well as to monitor key statistical data such as accounts receivables, payer mix, cash collections, revenue mix and expense trends.  Management believes that periodic refinement and upgrading of these systems is essential.  Additionally, Medicare and other third party claims are billed electronically through the Company’s systems thereby facilitating and improving the timeliness of accounts receivable collections. The Company also maintains a communication network that provides company-wide access to email and the Internet.

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

Revenues

A portion of the Company’s revenues is derived from third-party payers including the United States Department of Veterans Affairs (“VA”), Medicare, private insurers, and Medicaid.  The VA is a government-run military veteran benefit system with cabinet-level status, and is the second-largest of the 15 cabinet-level departments. The VA provides patient care and federal benefits as well as financial assistance programs to US military veterans and their dependents.   We provide equipment and services to persons eligible for VA benefits in the regions covered. Through Ride-Away and Mobility Freedom, we are a  federal VA and Vocational Rehabilitation (VR) state certified vendor. Medicare is a federally-funded and administered health insurance program that provides coverage for beneficiaries who require certain medical services and products. Medicaid is a state-administered reimbursement program that provides reimbursement for certain medical services and products. Amounts paid under these programs are based on fixed rates.

Both our Wheelchair Vans Segment and our Home Health Care Segment receive revenues from third-party payers.  Revenues are recorded at the expected reimbursement rates when services are provided, merchandise is delivered, or equipment is rented to patients. Revenues are recorded at net realizable amounts estimated to be paid by customers and third party payers. Our billing system contains payer-specific price tables that reflect fee-schedule amounts as available, in effect or contractually agreed upon by various government and commercial payers for each item of equipment or supply provided to a customer. Net revenues are recorded based upon the applicable fee schedule. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payers, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the period known.

Sales revenues and related services include all product sales to customers and are derived from the sale and rental of wheelchair vans, respiratory therapy equipment, the sale or of home health care equipment and medical supplies, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and recorded at the expected payment amount based upon the type of product and the payer when the Company has obtained the properly completed Certificate for Medical Necessity (“CMN”) from the health care provider, when applicable. Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy and home health care equipment. All rentals of medical equipment are provided by the Company on a month-to-month basis and revenue is recorded at the expected payment amount based upon the type of rental and the payer when the Company has obtained the properly completed CMN from the health care provider, when applicable. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.

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

Because the Company derives a significant portion of its revenues from the United States Department of Veterans Affairs and from Medicare and Medicaid reimbursement, material changes in reimbursement policies have a material impact on its revenues and consequently, on the Company’s business operations and financial results. Reimbursement levels typically are subject to downward pressure as the federal and state governments and managed care payers seek to reduce payments.

Management is working to counter the adverse impact of any future reimbursement reductions through a variety of initiatives designed to grow revenues and improve productivity by cost efficiencies and reductions. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse impact could be material.

Collections

The Company has three key initiatives in place to maintain and/or improve collections of accounts receivable: (i) proper staffing and training; (ii) process redesign and standardization; and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

Net accounts receivable at December 31, 2012 was $7,116,008, compared to net accounts receivable of $1,042,953 at December 31, 2011.

We derive a portion of our revenue from reimbursement by third-party payers. We generally do not require collateral or other security in extending credit to patients, however we routinely obtain and accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid, other federally funded programs (including the Veterans Administration) and private insurance carriers, as well as from customers under co-insurance provisions. The following table sets forth, for the periods indicated, the percentage of our total revenues derived from different types of payers for both segments.

	Year Ended December 31,
Payers	2012	2011
Veterans Affairs	16%	24%
Medicare and Medicaid programs	*	6
Private insurance	*	19
Direct and other third party payment	84%	51

	100%	100%

* Less than 1%.  As of December 31, 2012, revenue from our Home Health Care Segment comprised an insignificant percentage of our business and categorization of these revenues is no longer financially relevant.

An important indicator of the Company’s accounts receivable collection efforts is the monitoring of the days sales outstanding (“DSO”). The Company monitors DSO trends for the Company as part of the management of the billing and collections process. An increase in DSO usually results from slow-down in the timeliness of payment processing by payers. A decline in DSO usually results from process improvements or more timely payment processing by payers. Management uses DSO trends to monitor, evaluate and improve the performance of the billing process.  The table below shows the Company’s DSO for the periods indicated and is calculated by dividing patient accounts receivable by the average daily revenue for the previous 90 days, net of bad debt expense for each segment:

	2012	2011
Home healthcare	53 days	49 days
Wheelchair conversion vans	38 days	20 days

The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payer sources. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

Sales and Marketing

The Company has increased its focus on growth through acquisition as well as by sales and marketing efforts.  The company has also developed strategic partnerships over the past several years in an effort to improve revenues. During this time, management implemented changes designed to improve the effectiveness of the Company’s selling efforts. These include revisions to the Account Executive commission plans and a restructuring of the sales organization.  Management believes these actions have resulted in a more focused sales management team.

The Company’s sales and marketing focus for 2013 and beyond includes: (i) the continuing development of market share in existing sales territories; (ii) sales process and training programs to continue our development of existing sales consultants and the training and development of new sales; (iii) strengthening its sales and marketing efforts through a variety of programs and initiatives; and (iv) expanding managed care revenue through greater management attention and prioritization of payers to secure managed care contracts at acceptable levels of profitability.  Improvement in the Company’s ability to grow revenues will be critical to the Company’s success. Management will continue to review and monitor progress with its sales and marketing efforts.

Competition

Wheelchair Vans

Most wheelchair van markets are granted by the major manufacturers to dealers under a system of protected exclusive territories.  Contractually we must maintain certain criteria to retain our territories, most notably we must maintain a minimum unit sales volume.   The Company was in compliance with all such agreements as of December 31, 2012.  Management believes the primary competitive factor in wheelchair van sales is obtaining these protected territories from major manufacturers.

Wheelchair van rental competition varies.  Our competition can range from national franchise companies, to companies that perform van rentals as a side-business of their van sales, all the way down to small single-market companies. We believe there are relatively few barriers to entry in the local markets served by the Company, with the most notable hurdle being the size of the initial capital outlay required.  Therefore, the Company could encounter competition from new market entrants.  Of the markets we serve in wheelchair van rental, we believe the Orlando market has a heavier concentration of competition which serves the tourist draw to area attractions.

Home Health Care

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. The home health care industry is consolidating but remains highly fragmented and competition varies significantly from market to market. There are still relatively few barriers to entry in the local markets served by the Company, and the Company could encounter competition from new market entrants.  Management believes that the competitive factors most important in the Company’s lines of business are quality of service, reputation with referral sources, ease of doing business with the provider, the ability to develop and maintain relationships with referral sources, clinical expertise, and the range of services offered.

Home medical equipment and home health care supply companies in our market compete primarily on the basis of service and not pricing.  As reimbursement levels are established by fee schedules promulgated by Medicare and Medicaid or by the individual determinations of private insurance companies, we do not compete on price. Furthermore, marketing efforts are typically directed toward referral sources that generally do not share financial responsibility for the payment of services provided to customers. The relationships between a home medical equipment company and its customers and referral sources are highly personal. There is no compelling incentive for either physicians or patients to alter the relationship, so long as the home respiratory company is providing responsive, professional and high-quality service.

Third-party payers and their case managers actively monitor and direct the care delivered to their beneficiaries. Accordingly, relationships with such payers and case managers and the inclusion within preferred provider  networks has become a prerequisite in many cases to the Company’s ability to establish patient relationships. Similarly, the ability of the Company and its competitors to align themselves with other healthcare service providers may increase in importance as managed care providers and provider networks seek out those providers offering a broad range of services, substantially discounted prices, and geographic coverage.

Employees

At December 31, 2012, the Company had 243 employees.  None of our employees are covered by collective bargaining agreements. We believe the relations between management and employees are good.

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

RISKS RELATED TO OUR RELIANCE ON VETERAN’S ADMINISTRATION, MEDICARE, MEDICAID AND OTHER THIRD-PARTY REIMBURSEMENT

THE COST OF SUBSTANTIAL PORTION OF BOTH WHEELCHAIR VEHICLES AND OF HEALTHCARE IS FUNDED BY GOVERNMENT AND PRIVATE INSURANCE PROGRAMS. IF THIS FUNDING IS REDUCED OR BECOMES LIMITED OR UNAVAILABLE TO OUR CUSTOMERS, OUR BUSINESS MAY BE ADVERSELY IMPACTED.

Risks Related to our Wheelchair Van Segment

Third-party payers include Veterans Administration, Medicare, Medicaid and private health insurance providers. Third-party payers are increasingly challenging prices charged for healthcare services. We cannot assure that our services will be considered cost-effective by third-party payers, that reimbursement will be available or that changes in payer reimbursement policies will not have a material adverse effect on our ability to sell our goods and services on a profitable basis, if at all.

Risks Related to our Home Healthcare Segment

There are inherent risks related to our Healthcare segment related to reimbursement, regulation, licensing, and legislation.  These risks are detailed in the Company’s prior 10K and 10Q filings with the Securities and Exchange Commission.  As this segment of our operations is not considered material when considering the consolidated financial statements as whole, we have not included a full disclosure of these risks as detailed in such previous SEC filings.

RISKS RELATED TO OUR COMPLIANCE WITH FEDERAL AND STATE REGULATORY AGENCIES, AS WELL AS ACCREDITATION STANDARDS

HOME HEALTH CARE IS A HEAVILY REGULATED INDUSTRY, AND CHANGES IN REGULATIONS AND VIOLATIONS OF REGULATIONS MAY RESULT IN INCREASED COSTS OR SANCTIONS.

Our home health care business is subject to extensive federal, state and, in some cases, local regulation. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs or reduce revenue and thereby adversely affect the financial viability of our business. Because these laws are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies, including fines and the revocation of licenses which may result in decertification. A severe curtailment of our revenue or unanticipated increases in operating costs could adversely affect our liquidity.

WE ARE SUBJECT TO REVIEWS, COMPLIANCE AUDITS AND INVESTIGATIONS THAT COULD RESULT IN ADVERSE FINDINGS THAT NEGATIVELY AFFECT OUR NET SERVICE REVENUES AND PROFITABILITY.

As a result of our participation in Medicaid, Medicare programs, VA programs and other state and local governmental programs, we are subject to various reviews, audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as our compliance with applicable laws, regulations and conditions of participation. If we fail to meet any of the conditions of participation or coverage, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, the imposition of fines or other sanctions, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses or disqualification from federal and state reimbursement programs. These actions may adversely affect our ability to provide certain services, to receive payments from other payers and to continue to operate. Additionally, actions taken against one of our locations may subject our other locations to adverse consequences. We may also fail to discover all instances of noncompliance by our acquisition targets, which could subject us to adverse remedies once those acquisitions are complete. Any termination of one or more of our locations from the Medicare program or another state or local program for failure to satisfy such program’s conditions of participation could adversely affect our service revenues and our profitability.

Payments we receive in respect of Medicaid and Medicare can be retroactively adjusted after a new examination during the claims settlement process or as a result of pre- or post-payment audits. Federal, state and local government payers may disallow our requests for reimbursement based on determinations that certain costs are not reimbursable because proper documentation was not provided or because certain services were not covered or deemed necessary. In addition, other third-party payers may reserve rights to conduct audits and make reimbursement adjustments in connection with or exclusive of audit activities. Significant adjustments as a result of these audits could adversely affect our revenues and profitability or may require a retroactive adjustment to previously recognized income.

In 2006, the federal government launched a national pilot program utilizing independent contractors known as recovery audit contractors (“RAC”) to identify and recoup Medicare overpayments. RACs are paid a contingent fee based on amounts recouped. An initial demonstration project implemented in several states resulted in the return of over $900 million in overpayments to Medicare between 2005 and 2008 from various provider types. The RAC program is now permanently implemented in all 50 states. This expansion may lead to an increase in the number of overpayment reviews, more aggressive audits and more claims for recoupment. Although we believe we are in compliance with all such billings, future Medicare RAC reviews may result in significant refund payments having an adverse effect on our financial results.

Under the RAC program, third party firms engaged by CMS conduct extensive reviews of claims data and non-medical and other records to identify potential improper payments under Medicare. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the healthcare industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Such heightened scrutiny may result in additional and/or more extensive auditing of our billings.  Should such audits disallow billings under our current procedures, our past revenue will be adversely affected, resulting in a reduced net income.

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

RISKS RELATED TO OPERATIONAL AND FINANCIAL PERFORMANCE

THE LOSS OF FINANCING FOR VEHICLE PURCHASES AND/OR THE LOSS OF MAJOR CREDIT LINES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The Company has a financing plan for floor planning its wheelchair vehicles and has a line of credit used for financing its accounts receivable.  Management believes that it can meet all financial covenants under these arrangements and that such agreements will be renewed when they come due.  However there can be no assurance of this and the loss of this financing would have a material adverse effect on the Company.

THE MARKET IN WHICH THE COMPANY OPERATES IS HIGHLY COMPETITIVE, AND IF THE COMPANY IS UNABLE TO COMPETE SUCCESSFULLY, ITS BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

The wheelchair van market is relatively competitive and increased competition could cause downward price pressure.  The barrier to entry consists primarily of the expertise required to reliably modify vehicles with needed hand and voice controls.  In addition, although we are granted specific exclusive territories by some of our major suppliers, there is no guarantee we will continue these existing relationships and agreements or that such agreements will be available in the future or in territories in which we wish to expand.

The home health care market is highly fragmented.  There are relatively few barriers to entry in the local market served by the Company, and it could encounter competition from new market entrants.  The majority of the Company’s competition comes from local independent operators or hospital-based facilities.  Some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company.  They may enter our markets as direct competition and force us reduce our pricing in order to stay competitive.

BOTH THE PROVISION OF MODIFICATIONS TO WHEELCHAIR VANS AND HEALTHCARE SERVICES ENTAILS AN INHERENT RISK OF PRODUCT LIABILITY, AND THE COMPANY’S INSURANCE MAY NOT BE SUFFICIENT TO EFFECTIVELY PROTECT THE COMPANY FROM ALL SUCH CLAIMS.

The provision of modifications to wheelchair vehicles and also the provision of healthcare services entail an inherent risk of liability. Since the Company installs and modifies wheelchair vans to add various hand and voice controls, there is a risk of a failure of such modifications which could result in an accident. Additionally, providers in the home healthcare industry may be subject to lawsuits for providing products and supplies outside our direct control.  Product defect claims may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. We can provide no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company’s insurance coverage will not arise. A successful claim against the Company in excess of the Company’s insurance coverage could have a material adverse effect upon the operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company’s ability to attract customers or to expand its business.

A TIGHTENING OF AVAILABILITY OF AUTO LOANS TO CONSUMERS COULD IMPACT THE SALES OF WHEELCHAIR VEHICLES.

Most purchasers of our wheelchair vans are responsible for a significant portion of the purchase price of the vehicle.  Recent financial and economic conditions have resulted in a difficulty for consumers in general to obtain normal consumer credit.  A change in economic conditions may result in the inability for a greater number of consumers to obtain such financing and could have an adverse effect on our profitability.

THE INABILITY TO MAINTAIN RELATIONSHIPS WITH MAJOR VENDORS COULD RESULT IN A SIGNIFICANT DISRUPTION IN OUR BUSINESS, AND MAY RESULT IN OUR INABILITY TO SERVE OUR PATIENTS AND CONSEQUENTLY COULD HAVE A MATERIAL AFFECT ON OUR RESULTS OF OPERATIONS.

Our wheelchair vans segment currently has certain critical vendor relationships. Although we have been able to maintain such relationships without material interruption in the past, there can be no assurance that such relationships will continue in the future. Should any of these vendors elect not to provide needed products or services, there would likely be a significant disruption to our business, a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations and an inability to serve our patients until such time as a replacement vendor could be identified. This would likely occur if there is a deterioration or perceived deterioration of our financial position, including the evaluation of our standing with respect to our subordinated debt. Moreover, there can be no assurance that the pricing structure that we currently enjoy by our suppliers of products or services would be matched by a replacement vendor. Additionally, any future issues with respect to liquidity, debt covenant compliance or declines in our results of operations could adversely impact our ability to leverage our purchasing activities with new or existing vendors.

WE MAY UNDERTAKE ACQUISITIONS THAT COULD SUBJECT US TO UNANTICIPATED LIABILITIES AND THAT COULD FAIL TO ACHIEVE EXPECTED BENEFITS.

Our strategy is to increase our market share through internal growth and strategic acquisitions. Consideration for acquisitions has generally consisted of cash, Company stock, unsecured non-interest bearing obligations and the assumption of certain liabilities.

The implementation of an acquisition strategy entails certain risks, including inaccurate assessment of disclosed liabilities, the existence of undisclosed liabilities, regulatory compliance issues associated with the acquired business, entry into markets in which we may have limited or no experience, diversion of management’s attention and human resources from our underlying business, difficulties in integrating the operations of an acquired business or in realizing anticipated efficiencies and cost savings, failure to retain key management or operating personnel of the acquired business, and an increase in indebtedness resulting in a limitation in the ability to access additional capital on favorable terms. The successful integration of an acquired business may be dependent on the size of the acquired business, condition of the customer billing records, the complexity of system conversions and execution of the integration plan by local management. If we do not successfully integrate the acquired business, the acquisition could fail to achieve its expected revenue contribution or could result in delays in the billing and collection of claims for services rendered to customers.  All such factors could have a material adverse effect on our financial position and operating results.

IF WE FAIL TO ENHANCE AND MAINTAIN EFFECTIVE AND EFFICIENT INFORMATION SYSTEMS, OUR OPERATIONS MAY BE DISRUPTED AND OUR ANTICIPATED OPERATING EFFICIENCY MAY NOT BE REALIZED.

Our operations are dependent on the enhancement and uninterrupted performance of our information systems. Failure to enhance and maintain reliable information systems or disruptions in our information systems could cause disruptions in our business operations, including billing and collections, loss of existing customers or patients and difficulty in attracting new patients, patient and payer disputes, regulatory problems, increases in administrative expenses or other adverse consequences, any or all of which could disrupt our operations and prevent us from achieving operating efficiency.  We rely on information technology systems to process, transmit and store electronic information, including electronically maintained and transmitted patient health and billing information.   Hence, telecommunications and information technology system disruptions and failures at any of our facilities could significantly disrupt our operations.  Like most companies, our information technology systems may be vulnerable to a variety of failures or disruptions due to events beyond our control, including, but not limited to natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.  We have technology security initiatives and disaster recovery plans in place to mitigate risk to these vulnerabilities, but these measures may not be adequate or sufficiently implemented to ensure that our operations are not disrupted.

INCREASES IN OUR COSTS COULD ERODE OUR PROFIT MARGINS AND SUBSTANTIALLY REDUCE OUR NET INCOME AND CASH FLOWS.

Cost containment in health care related industries, impacted in part by federal and state government budgetary shortfalls, is likely to result in constant or decreasing reimbursement amounts for our equipment and services. As a result, we must control our operating cost levels, particularly labor and related costs. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage administrative and service employees. Since some of our revenues are established by fee schedules mandated by Medicare, Medicaid, third-party and private payers, we may not be able to offset the effects of general inflation in labor and related cost components, if any, through increases in prices for our equipment and services. Consequently, such cost increases could erode our profit margins and reduce our net income.

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

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel. Our highest cost is in the payment of salaries to our full time employees. We face significant competition in the recruitment of qualified employees. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely decline. Furthermore, in the event that our business operations or financial condition deteriorate, we may not be able to maintain or recruit critical employees.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.   Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management has identified significant deficiencies related to, among other things, (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, if at all.

COMPLIANCE WITH THE REPORTING REQUIREMENTS OF FEDERAL SECURITIES LAWS CAN BE EXPENSIVE AND MAY DIVERT RESOURCES FROM OTHER PROJECTS, THUS IMPAIRING OUR ABILITY GROW.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were a privately owned company.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal control and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the Securities and Exchange Commission current and interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the OTC Bulletin Board or to list on any national securities exchange.

RISKS RELATING TO OUR COMMON STOCK

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	our limited “public float” being in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	our ability to execute our business plan;

•	sales of our common stock;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	an inability to develop or acquire new or needed technology.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a positive return on investment will only occur if our stock price appreciates.

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

OFFERS OR AVAILABILITY FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it may create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES

We currently lease 19 properties as follows:

Location	Usage	Square Footage	Annual Rent	Leased From	Lease Expiration
Mobile, Alabama	Southern Medical home health care store	12,000	$66,000	Unrelated Third Party	6/30/2013
Ocala, Florida	Certified Medical home health care store	5,000	$65,000	Unrelated Third Party	4/30/2014
Addison, Texas	Hasco corporate office	3,500	$25,656	Unrelated Third Party	12/1/2013
Londonderry, New Hampshire	Ride Away store	27,300	$254,725	Stahoo Realty LLC	1/15/2024
North Attleboro, Massachusetts	Ride Away store	13,500	$184,159	Stahoo Properties	1/15/2027
Norfolk, Virginia	Ride Away store	7,800	$113,451	Stahoo Realty LLC	1/15/2025
East Hartford, Connecticut	Ride Away store	6,200	$110,759	Unrelated Third Party	11/30/2015
Gray, Maine	Ride Away store	6,900	$41,400	Unrelated Third Party	11/16/2013
Norwood, Massachusetts	Ride Away store	5,000	$54,000	Unrelated Third Party	9/30/2012
Essex, Vermont	Ride Away store	4,400	$43,095	Unrelated Third Party	8/30/2014
Norristown, Pennsylvania	Ride Away store	7,500	$105,589	Unrelated Third Party	9/30/2016
Beltsville, Maryland	Ride Away store	11,300	$142,906	Unrelated Third Party	2/28/2021
Tampa, Florida	Ride Away store	9,000	$109,525	Unrelated Third Party	2/28/2014
Richmond, Virginia	Ride Away store	6,000	$109,890	Unrelated Third Party	5/31/2020
Norwalk, Connecticut	Ride Away store (closed)	10,000	$129,375	Unrelated Third Party	8/31/2013
Clermont, Florida	Mobility Freedom store & offices	5,964	$84,588	Connor Properties	4/30/2014
Orlando, Florida	Mobility Freedom store	3,119	$55,706	Connor Properties	4/30/2014
Bunnell, Florida	Mobility Freedom store	1,000	$10,992	Connor Properties	4/30/2014
Largo, Florida	Mobility Freedom store	3,000	$31,470	Unrelated Third Party	9/30/2012

Stahoo Realty LLC and Stahoo  Properties is owned by an officer of the Company.  Connor Properties is owned by a former executive with the Company.

The Company believes that the facilities outlined above are adequate to support our current needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company is made to answer to various legal disputes arising out of the ordinary course of doing business.  It is the opinion of management, in consultation with our attorneys, that to the extent such parties may have a reasonable possibility of prevailing against us, such potential awards or judgments would be of immaterial financial relevance when considering the financial statements as a whole.

In addition to the above statement regarding our exposure to legal proceedings, management is aware of one instance where, as a result of the stage of litigation, we are unable to accurately assess either the probability of judgment against the Company or the amount of potential damages.  As such, under General Accepted Accounting Principles, no expense or liability has been accrued in the Company’s financial records to reflect this matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board under the symbol “HASC.QB”

The following sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may or may not represent actual transactions.

Year Ended December 31, 2012	High	Low
First Quarter	$0.02	$0.01
Second Quarter	0.01	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.02	0.01
Year Ended December 31, 2011
First Quarter	$0.04	$0.02
Second Quarter	0.04	0.01
Third Quarter	0.04	0.01
Fourth Quarter	0.03	0.01

Holders

As of March 29, 2013, we had 139 stockholders of record of our common stock. The recording of stockholders of record is maintained by our transfer agent, VStock Transfer, Inc.

Dividend Policy

We have never paid cash dividends on our common stock. Payment of dividends is within the sole discretion of our Board of Directors and will depend upon, among other factors, our earnings, our capital requirements and our operating and financial condition. Under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year or the preceding fiscal year in which the dividend is declared. However if the capital of our company when computed in accordance with the relevant Florida statutes has been diminished by a depreciation in the value of our property, or by losses or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying dividends out of such net profits upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

Between May 2011 and August 2011, we issued an aggregate of 4,666,674 shares of common stock for net proceeds of approximately $59,500.

Between June 2011 and December 2011, we issued an aggregate of 8,106,981 shares of our common stock to our directors, executive employees and certain employees of the Company as compensation for services.

In May 2011, we issued 250,000 shares of our common stock as consideration in connection with the acquisition of Mobility Freedom Inc.

In November 2011, we issued 2,857,143 shares of our common stock as consideration in connection with the acquisition of Certified Medical Systems II and Certified Auto.

In December 2011, we issued 21,111,111 shares in connection with the payment of loans of $365,000 to one of our directors.

In March 2012, we issued 176,944,450 shares of our common stock valued at $2,500,000 as consideration in connection with the acquisition of Ride-Away.

During the calendar year 2012 we issued 6,713,288 shares of our common stock to various employees and management as compensation and bonuses.  Such issuances total $114,228.

During the calendar year 2012 we sold 2,813,238 shares of common stock for proceeds of $38,890.

During the calendar year 2012 we issued 6,802,978 shares of common stock in exchange for services performed and in lieu of interest on our debt.  Such issuances totaled $93,132.

The number of outstanding shares of our common stock as of December 31, 2012 was 987,852,772.  Subsequently we have issued 178,740 shares in the amount of $2,000 as employee compensation and we sold 159,370 shares for $2,000.  The number of outstanding shares of our common stock as of March 18, 2013 is 988,190,882.

All of the foregoing issuances and sales were made to accredited investors and/or employees and accordingly these issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with the selected consolidated financial data, the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We were organized under the laws of the State of Florida in May 1999. Our principal executive offices are located at 15928 Midway Road, Addison, TX  75001, and our telephone number is (214) 302-0930.

On January 12, 2009 HASCO Holdings, LLC acquired 65,324,000 shares of HASCO Medical, Inc. common stock for total consideration of $150,000 thereby acquiring beneficial ownership of 75% of the outstanding shares of common stock of the Company from its two shareholders, Robert Druzak and John R. Signorello.

On May 12, 2009, HASCO Medical, Inc. (i) closed a share exchange transaction, pursuant to which HASCO Medical, Inc. became the 100% parent of SOUTHERN MEDICAL & MOBILITY, and (ii) assumed the operations of SOUTHERN MEDICAL & MOBILITY, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SOUTHERN MEDICAL & MOBILITY and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became our wholly-owned subsidiary.  HASCO HOLDINGS LLC was issued a total of 554,676,000 shares of common stock in exchange its Southern Medical & Mobility, Inc. shares.

After the merger and transactions that occurred at the same time as the merger, there were 642,176,000 shares of our common stock outstanding, of which 620,000,000, or approximately 96.5%, were held by HASCO HOLDINGS, LLC.

Prior to the merger, we were a shell company with no business operations.

HASCO Medical, Inc., through the reverse merger of its wholly-owned subsidiary with and into Southern Medical & Mobility, became a low cost, quality provider of a broad range of home healthcare services that serve patients in Alabama, Florida, and Mississippi. We had two major service lines: home respiratory equipment and durable/ home medical equipment. Our objective is to be a leading provider of home health care products and services in the markets we operate.

For accounting purposes, the Merger was treated as a reverse acquisition with Southern Medical & Mobility, Inc. being the accounting acquirer. Therefore, the Company’s historical financial statements reflect those of Southern Medical & Mobility, Inc.

On May 13, 2011, we completed the acquisition of Mobility Freedom Inc. and Wheelchair Vans of America.  Mobility Freedom is a Florida Corporation founded in 1999.  A few years after the business started, Mobility Freedom, Inc. purchased a van rental company, which now does business under the name “Wheelchair Vans of America.” Pursuant to the terms of the transaction, we paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term for a total consideration of $3,850,000 along with 250,000 shares of HASCO Medical, Inc. common stock. In connection with the cash payment, a related party loaned Hasco $2,000,000 payable over ten years and bearing 5% interest.

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

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  Pursuant to the terms of the Stock Purchase Agreement, Hasco Medical paid the sole selling shareholder of Ride-Away $500,000 in cash and a $3,000,000 Promissory Note bearing 5% simple interest, principle and interest payable monthly over 10 years, along with 165,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.

Our operations are conducted within two business units:

•

Wheelchair Vans – our primary business conducts sales of handicap accessible vans, parts and services and conducts rental operations of related equipment.  This segment consists of Ride-Away which has eleven locations from Maine to Florida, Mobility Freedom including its rental operations conducted under the trade name “Wheelchair Vans of America” and Certified Medical Auto, now inactive,  all three of which are located in Florida;

•

Home Health Care - conducts sales of medical equipment and supplies. This segment consists of Southern Medical & Mobility located in Mobile, Alabama and Certified Medical located in Ocala, Florida.  We now consider this segment of the Company not material when considering the financial statements as a whole.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles for companies in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates if different assumptions were made or different conditions existed.

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended December 31, 2012 and notes thereto contained in this report as filed with the Securities and Exchange Commission.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company’s operating results and financial condition.

Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:

Use of Estimates - Management’s Discussion and Analysis or Plan of Operations is based upon our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Management bases its use of estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues are recognized under fee for service arrangements through equipment that the Company rents to patients, sales of equipment, supplies, and other items the Company sells to patients. Revenue generated from equipment that the Company rents to patients is recognized over the rental period and commences on delivery of the equipment to the patients. Revenue related to sales of equipment and supplies is recognized on the date of delivery to the patients. All revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payers, including private insurers, prepaid health plans, Medicare and Medicaid.

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

We recognize revenue for vehicle sales when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  We recognize used vehicle revenue when a sales contract has been executed and the vehicle has been delivered.  A modest reserve for vehicle returns is recorded based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.

Vehicles are rented to individuals and revenue is recognized over the course of the term of the rental contract.  A reserve for potential uncollectable receivables is recorded based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.

We recognize revenue from the sale of financial products at the time of the delivery of the vehicle to the customer.  A modest reserve is recorded for potential returns or other unforeseen factors based on historical experience and trends, and results could be affected if future conditions differ from historical averages.

Stock Based Compensation - In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk-free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.  The Company issued no and cancelled all previous compensation related to stock options.  The Company issued stock for an immaterial amount for services provided, issued stock to a related party in lieu of interest on an unsecured note, issued stock to a related party in connection with the acquisition of Ride-Away and issued stock to management and employees for compensation and bonuses.

Accounts Receivable - Management performs ongoing evaluations of its accounts receivable. Due to the nature of the industry and the reimbursement environment in which the Healthcare Segment of the Company operates, certain estimates are required to record net revenues and accounts receivable at their estimated net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity and uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded in previous accounting periods. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.  For our Wheelchair Van Segment, our review of the collectability of accounts receivable does not require this significant oversight and adjustment.  Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, and other operating trends. Also considered are relevant business conditions such as governmental and managed care payer claims processing procedures and system changes. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

Inventory - Vehicle inventory is valued at an actual cost basis and is adjusted to reflect the lower of cost or market.  Parts and inventoried equipment is valued at cost basis and includes primarily finished goods.  Work in process vehicle inventory is valued at a cost basis related to actual vehicle costs increased by a cost-based accumulation of work according to the judgment of management.  In addition to this actual value determination according to the judgment of management and outside auditors, the Company makes a reserve to the value of our inventory to account for the potential decline in value of aging model years of our new and used vehicle inventory, the seasonal fluctuation of our used vehicle inventory, and to account for other undeterminable factors which may affect the on-going valuation of our inventory.

Long-Lived Assets - The Company accounts for fixed assets at cost basis adjusted for depreciation based on management’s judgment of the life of each individual asset or, in some cases, for a term required by various regulatory agencies.  Management reviews these values for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Goodwill and Other Intangible Assets - In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Reimbursement by Third Party Payers

We derive approximately 16% of our Wheelchair Van Segment revenue from the United States Department of Veterans Affairs (the “VA”).

We derive substantially all of our Home Health care Segment revenues from reimbursement by third party payers, including Medicare, Medicaid and private insurers. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare and government agencies legislation.

The health care industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry also is subject to frequent legislative and regulatory changes. Our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our managed care payers and patients. State laws also govern, among other things, pharmacies, nursing services, the distribution of medical equipment and certain types of home health activities.  If we fail to comply with the laws and regulations applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from participating in Medicare, Medicaid and other federal and state health care programs. It is the judgment of management that we are in compliance with all such laws and regulations to the extent they may materially affect our financial condition.

Results of Operations

The results of operations presented on a historical comparative basis require consideration in the nature of the change in business activity and the acquisition of business entities from 2011 to 2012.  Any such comparison requires a careful examination of the change in the nature of the Company’s business activity in conjunction with numerical comparisons of year-to-year results. The following table provides an overview of certain key factors of our results of operations for the years ended December 31, 2012 as compared to December 31, 2011:

	Year ended Dec. 31,
	2012	2011
Net Revenues	$63,852,766	$9,514,475
Cost of sales	45,619,355	6,146,490
Operating Expenses:
Selling and Marketing	3,711,159	246,319
Amortization and Depreciation	628,618	180,796
General and administrative	13,007,551	3,165,543
Total operating expenses	17,347,328	3,592,658
Income (loss) from operations	886,083	(224,673)
Total other income (expense)	(376,641)	(117,842)
Provision for income taxes	107,534	—
Net income (loss)	$401,908	$(342,515)

Other Key Indicators:

	Year ended Dec. 31,
	2012	2011
Cost of sales as a percentage of revenues	71.4%	64.6%
Gross profit margin	28.6%	35.4%
General and administrative expenses as a percentage of revenues	20.4%	33.3%
Total operating expenses as a percentage of revenues	27.2%	37.8%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Year Ended December 30,
	2012	2011
Product Sales	$51,871,362	$7,877,181
Rental Revenue	1,094,574	1,515,443
Service and other	10,886,830	121,851
Total Net Revenues	$63,852,766	$9,514,475

Year ended December 30, 2012 and 2011

Net Revenues

For the year ended December 31, 2012, we reported revenues of $63,852,766 as compared to revenues of $9,514,475 for the year ended December 31, 2011, an increase of $54,338,291 or approximately 571.1%.   The increase is largely due to the business acquisition in 2012.

Product Sales Revenue - Product sales for the year ended December 31, 2012 and 2011 amounted to $51,871,362 and $7,877,181 respectively, an increase of $43,994,181 or 558.5%.  Rental revenue decreased by $420,869 or 27.8%.  Service and other revenue increased by $10,764,979.  These increases were due to the acquisition of Mobility Freedom on May 13, 2011 and Ride-Away on March 1, 2012.  The decrease in rental revenue is due to declines in our Southern Medical and Mobility subsidiary.

Cost of Sales

Our cost of sales consists of products purchased for resale and the depreciation of rental assets. For the year ended December 31, 2012, cost of sales was $45,619,355, or approximately 71.4% of revenues, compared to $6,146,490, or approximately 64.6% of revenues, for the year ended December 31, 2011. During the year ended December 31, 2012 cost of sales increased due to increased revenues related to our Wheelchair Van operations which have a higher cost of sales as a percentage of net revenues than the Home Healthcare operations.  The overall increase of cost of sales for our Wheelchair Van operations is due to the acquisition of Ride-Away Handicap Equipment Corp. on March 1, 2012 and Mobility Freedom Inc. on May 13, 2011.

We have a single vendor that represents 30% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change, management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage declined from 35.4% for the year ended December 31, 2011 to 28.6% for the year ended December 31, 2012, due to the lower gross profit percentage earned in our wheelchair van segment.  For the year ended December 31, 2012, approximately 97.9% of the Company’s revenues were generated by the Wheelchair Van operations at this lower margin percentage thus negatively impacting the overall margin percentage.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 27.2% for the year ended December 31, 2012 from 37.8% for the year ended December 31, 2011.  These changes include:

Marketing and Selling Expense. For the year ended December 31, 2012, marketing and selling costs were $3,711,159 and $246,319 for the year ended December 31, 2011. The increase was due to the business acquisitions made in 2012 and marketing, advertising and print advertising programs initiatives, primarily in the wheelchair van operations.

Depreciation and Amortization Expense.  For the year ended December 31, 2012, depreciation and amortization expense amounted to $628,618 as compared to $180,796 for the year ended December 31, 2011, an increase of $447,822.  Of this increase, $302,365 is due to the amortization of the identified intangibles recorded as a result of the acquisitions of Ride-Away and Mobility Freedom.  The balance of the increase is due to the fixed assets acquired in the purchase of Mobility Freedom and Ride-Away.

General and Administrative Expense. For the year ended December 31, 2012, general and administrative expenses were $13,007,551 as compared to $3,165,543 for the year ended December 31, 2011, an increase of $9,842,008. The increase is due to the acquisition of business entities in 2012. For the year ended December 31, 2012 and 2011 general and administrative expenses consisted of the following:

	Year Ended December 30,
	2012	2011
Rent	$1,548,938	$203,182
Employee compensation	8,470,833	2,214,763
Professional fees	296,529	217,650
Internet/Phone	237,616	77,248
Travel/Entertainment	320,664	77,518
Insurance	316,781	142,381
Other general and administrative	1,816,190	232,801
	$13,007,551	$3,165,543

•

For the year ended December 31, 2012, Rent expense increased by $1,345,756 over the same period in 2011.  The increase is due to the market leases on the Ride-Away which are not included in the 2011 totals as the acquisition had not yet taken place.

•

For the year ended December 31, 2012, employee compensation, related taxes and stock-based compensation expenses was $8,470,833, an increase of $6,256,070 over the same period in 2011.  The increase relates primarily to the personnel added with the acquisition of Ride-Away and Mobility Freedom and to the addition of several key positions in anticipation of these acquisitions.

•

For the year ended December 31, 2012, professional fees increased to $296,529 as compared to $217,650 for the year ended December 31, 2011; an increase of $78,879.  The increase is due primarily to the additional expense related to the expansion of our business entities.

•

For the year ended December 31, 2012, internet/telephone expense increased to $237,616 as compared to $77,248 for the same period in 2011, an increase of $160,368.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries and their operations and locations.

•

For the year ended December 31, 2012, travel and entertainment expense increased to $320,664 as compared to $77,518 for the same period in 2011, an increase of $243,146.  This increase is due to the increased travel necessitated by the addition of the Ride-Away and Mobility Freedom subsidiaries.

•

For the year ended December 31, 2012 insurance expense increased to $316,781 as compared to $142,381 for the year ended December 31, 2011, an increase of $174,400.  This increase is due to the addition of the Ride-Away and Mobility Freedom locations.

•

For the year ended December 31, 2012, other general and administrative expense increased to $1,816,190 as compared to $232,801 for the year ended December 31, 2011, an increase of $1,583,389.  This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries.

INCOME (LOSS) FROM OPERATIONS

We reported income from operations of $886,083 for the year ended December 31, 2012 as compared to a loss from operations of $(224,673) for the year ended December 31, 2011.

OTHER INCOME (EXPENSES)

Other income (expense) for the year ended December 31, 2012 amounted to $(376,641) compared to $(117,842) for the year ended December 31, 2011.  Other income and expense consists of Acquisition Fees, Early Pay Discounts and Interest Expense.

Acquisition fees for the year ended December 31, 2012 and 2011 were $(26,740) and zero, respectively.  These are the various legal and professional fees incurred in the acquisition of Ride-Away which occurred on March 1, 2012, in the first quarter.

Early Pay Discounts for the year ended December 31, 2012 and 2011 were $584,311 and $80,000, respectively.  This change reflects the differences in the volume of our cash payments from 2011 to 2012.

Interest expense for the year ended December 31, 2012 amounted to $(934,212) as compared to $(197,842) for the year ended December 31, 2011, an increase of $763,370.  This increase is due to the additional debt the Company has incurred in the acquisition of the Ride-Away and Mobility Freedom subsidiaries.

NET INCOME (LOSS)

Our net income was $401,908 for the year ended December 31, 2012 compared to net loss of $(342,515) for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011	$ Change	% Change
Working capital surplus (deficit)	$850,999	$(356,347)	$1,207,346	338.8

Cash	850,391	212,460	637,931	300.3
Accounts receivable, net	7,116,008	1,042,953	6,073,055	582.3
Inventory	10,746,771	2,444,563	8,302,208	339.6
Total current assets	$18,891,112	$3,789,183	$15,101,929	398.6
Property and equipment, net	1,521,267	526,571	994,696	188.9
Intangible property, net	7,277,644	3,695,755	3,581,889	96.9
Total assets	$27,714,262	$8,011,929	$19,702,333	245.9

Accounts payable and accrued liabilities	$2,628,866	$2,627,326	$1,540	0.1
Customer deposits and deferred revenue	909,465	175,464	734,001	418.3
Line of credit	6,081,368	898,713	5,182,655	576.7

Note Payable – Floor Plan	7,421,638	—	7,421,638	NA
Notes payable-current	114,265	108,091	6,174	6.6
Notes payable, related party-current	506,787	154,346	352,441	214.5
Total current liabilities	$18,040,113	$4,145,530	$13,894,583	335.2
Notes payable-long term	1,833,746	1,947,994	(114,248)	(5.9)
Notes payable, related party-long term	4,556,861	1,784,020	2,772,841	155.4
Total liabilities	$24,430,720	$7,877,544	$16,553,176	210.1
Accumulated deficit	(4,265,290)	(4,667,198)	401,908	8.6
Stockholders’ equity (deficit)	$3,283,542	$134,385	$3,149,157	2343.4

Net cash provided by operating activities was $2,832,085 for the year ended December 31, 2012. For the year ended December 31, 2012, we had net income of $401,908 and non-cash items such as depreciation and amortization expense of $715,446 and stock-based compensation of $114,227; add back decreases from changes in assets and liabilities of $1,704,231 and bad debt recovery of $124,023. During the year ended December 31, 2012 we experienced a decrease in accounts receivable of $1,932,642, an increase in inventory of $2,759,476, an increase in prepaid expenses of $126,213, an increase in other assets of $234,836 and an increase in accounts payable and accrued liabilities of $516,348.

Net cash used in operating activities was $(489,576) for the year ended December 31, 2011. For the year ended December 31, 2011, we had net loss of $(342,515) offset by non-cash items such as depreciation expense of $295,666, stock based compensation of $152,714, add back decreases from changes in assets and liabilities of $582,248. During the year ended December 31, 2011 we experienced an increase in accounts receivable of $771,318, an increase in inventory of $2,580,833, an increase in prepaid expenses of $70,362, and an increase in accounts payable and accrued liabilities of $2,664,801.

Net cash used in investing activities for the year ended December 31, 2012 was $131,518 as compared to net cash used in investing activities of $154,223 for the year ended December 31, 2011. During the year ended December 31, 2012 and 2011, we used cash for property and equipment purchases.

Net cash used by financing activities for the year ended December 31, 2012 was $2,062,636. Most of this cash, $2,121,384, was used to repay notes payable.  For the year ended December 31, 2011, net cash provided by financing activities was $855,836.  This consisted of draws on our lines of credit of $898,713, proceeds from sale of common stock of $79,500, offset by payments on notes payable of $122,377.

At December 31, 2012 we had a working capital of $850,999 and accumulated deficit of $(4,265,290).

As we attempt to expand and develop our operations, there exists a potential for net negative cash flows from future operations in amounts not now determinable, and we may be required to obtain additional financing in support of these plans. We have and expect to continue to have substantial capital expenditures and working capital needs.  We expect that the additional financing will (if available) take the form of a private placement of equity, bank borrowings and seller-financed acquisitions, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to consolidate sources of additional funding, without which we may not be able to continue our expansion efforts.  There are no assurances that we will be able to obtain or continue adequate financing.  If we are able to obtain and continue our required financing, future operating results depend upon a number of factors that are outside such financing considerations.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2012.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Lease	$6,933,644	$2,245,371	$2,665,098	$1,310,865	$712,310
Line of credit	6,081,368	6,081,368	—	—	—
Notes payable	1,948,011	114,265	239,839	231,504	1,362,403
Notes payable – related party	5,063,648	506,787	1,100,661	1,130,715	2,325,485
Total Contractual Obligations:	$20,026,671	$8,947,791	$4,005,598	$2,673,084	$4,400,198

Off-balance Sheet Arrangements

The Company’s management considers all liabilities stated on the financial statement contained herein disclose all liabilities and potential liabilities in every material respect.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk in support to such activity. We do not have any determinable or variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

On December 17, 2012, Peter Messineo, CPA declined to stand for re-appointment as the Company’s independent registered audit firm due to changes in his firm.  On December 17, 2012, Peter Messineo joined the firm now known as DKM Certified Public Accountants.

The reports of Peter Messineo, CPA as of and for the fiscal years ended December 31, 2011 contained  no adverse  opinion or  disclaimer  of opinion and was not qualified  or modified as to  uncertainty,  audit scope or  accounting principle  except to indicate that there was  substantial  doubt about the Company ability to continue as a going concern.

During the fiscal years ended  December  31, 2011 and through each subsequent  period,  there have been no disagreements with  Peter Messineo, CPA on any matter of accounting principles or practices, financial statement disclosure  or  auditing  scope  or procedure,  which disagreements if not resolved to the satisfaction of Peter Messineo, CPA would have caused them to make  reference  thereto in connection  with their report on the financial  statements for such years.

On December 17, 2012, the Company engaged Mr. Messineo’s new firm, DKM Certified Public Accountants, as our independent registered accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2012, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  As previously discussed, management is aware of the limitations of current system of control and procedures.  A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance that the control system’s objectives will be met. Further, the design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ending December 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2012.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

Due to the size of the Company and nature of its businesses, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the incorporation of new business segments.  Although management will continue its efforts to prevent any degree of compliance with the policies and procedures from deteriorating, due to the nature of the business and the continuing process of expanding our business, management can provide no assurance that such will be the case.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31,  2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our executive officers and directors:

Name	Age	Position
Hal Compton, Sr.	65	Chairman of the Board
Hal Compton, Jr.	40	Chief Executive Officer and Director
Timothy Spence	55	Chief Financial Officer
Alfredo Olivierre III	44	Chief Operating Officer
Mark Lore	56	Vice-President
Bill Marginson*	66	Director
Barry McCook*	65	Director

* Director member of the audit and compensation committees.

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

Hal Compton, Jr.   Mr. Compton is the CEO/President of Hasco Medical, Inc. Prior to joining Hasco Medical, Inc., he was in the retail sector for 18 years. He was previously the Vice President of Sales and Operations in charge of stores for CompUSA. In addition to his professional experience, he is currently serving on the National Advisory Council for Arnold Palmer Hospital in Orlando, Florida.  Mr. Compton is a graduate of Pepperdine University.

Timothy Spence Mr. Spence is the Chief Financial Officer of Hasco Medical, Inc.  holds a BS in Accounting from the University of Southern California and a Juris Doctorate from Pepperdine University School of Law.  He became a Certified Public Accountant in the State of California in 1982 and member of the California State Bar in 1998.   Mr. Spence is a financial management executive with experience in both start-ups and turnarounds.  In addition to his financial management expertise, Mr. Spence provides in-house legal management.

Alfredo Ollivierre III  Mr. Ollivierre is the Chief Operating Officer of Hasco Medical, Inc. Prior to joining Hasco, he was in the retail sector for over 25 years, working for CompUSA. During his stay with CompUSA, he was in charge of several key projects, including opening locations in the Puerto Rico market. Mr. Ollivierre was previously the Senior Director and Regional Manager of Sales and Operations for CompUSA in charge of the Southeastern United States and Puerto Rico.

Mark Lore  Mr. Lore Mark Lore is the Vice-President of Hasco Medical since the acquisition of Ride-Away in early 2012. Mr. Lore started Ride-Away more than 25 years ago and took it from a one location start-up to an 11 store, industry leader with annual sales of over $65 million.  Mr. Lore was a founder of the Adaptive Driving Alliance in 1997 and he has served on the Board of Directors of Easter Seals, The Nashua Center, and

Granite State Independent Living.

Bill Marginson  Mr. Marginson is a Mortgage Loan Consultant with SunTrust Mortgage Inc.  He was also a founding partner of LSM Mortgage, Inc./Sandcastle Title, Inc. of Tampa, Florida. Prior to founding LSM Mortgage, he served in senior management positions in the retail industry for 27 years, including serving as president of Clearwater Mattress Company and serving as CEO of The Wiz electronics retailer. In addition, Mr. Marginson was the co-founder of Yes Appliances and Furniture Co. Inc. and has also held senior positions with The Garr Consulting Group, Montgomery Ward, and Zayre Discount Department Stores. Mr. Marginson was an officer in the U.S. Army, and holds an MBA in Management and Finance, with distinction, from Babson College, and a B.S. in Business Economics from the University of Rhode Island.

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

Family Relationships

Harold Compton Sr. and Harold Compton Jr. are father and son.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2012, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

Code of Ethics Policy

The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge by written request to 15928 Midway Rd., Addison, Texas 75001.

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

Audit Committee

The Audit Committee of our Board of Directors was formed to assist the Board of Directors in fulfilling its oversight responsibilities for the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, review of  the independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent auditors. The Audit Committee will also prepare the report that SEC rules require be included in our annual proxy statement. The Audit Committee has adopted a charter which sets forth the parameters of its authority.  The Audit Committee Charter provides that the Audit Committee is empowered to:

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

Each Audit Committee member is required to:

•

Satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time; and

•	Meet the definitions of “non-employee director” for purposes of SEC Rule 16b-3 and “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Each committee member is required to be financially literate and at least one member is to be designated as the “financial expert,” as defined by applicable legislation and regulation. No committee member is permitted to simultaneously serve on the audit committees of more than two other public companies. Our Board of Directors has determined that the designated member of the audit committee is an independent director.  Mr. Marginson is considered an “audit committee financial expert” under the definition under Item 407 of Regulation S-K. As we expand our Board of Directors with additional independent directors, the number of directors serving on the Audit Committee will also increase.

Compensation Committee

The Compensation Committee was appointed by the Board to discharge the Board’s responsibilities relating to:

•	Compensation of our executives;

•	Equity-based compensation plans, including, without limitation, stock option and restricted stock plans, in which officers or employees may participate; and

•

Arrangements with executive officers relating to their employment relationships with our Company, including employment agreements, severance agreements, supplemental pension or savings arrangements, change in control agreements and restrictive covenants.

The Compensation Committee has adopted a charter. The Compensation Committee charter provides that the Compensation Committee has overall responsibility for approving and evaluating executive officer compensation plans, policies and programs of our Company, as well as all equity-based compensation plans and policies. In addition, the Compensation Committee oversees, reviews and approves all of our ERISA and other employee benefit plans which we may establish from time to time. The Compensation Committee is also responsible for, when applicable,   producing annual reports on executive compensation for inclusion in our proxy statement and assisting in the preparation of certain information to be included in other periodic reports filed with the SEC.

Each Compensation Committee member is required to:

•

Satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time; and

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

Director or Officer Involvement in Certain Legal Proceedings

Mr. Compton, Sr. was Co-Chairman and a 25.5% owner of the Country Sampler Stores, LLC, which filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Code in 2006.  No other director or executive officer was involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

Of the four directors, the Company has determined that Mr. Marginson and Mr. McCook would be considered “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2012 by (1) each person who served as our principal executive officer during fiscal 2011; and (2) our two most highly compensated executive officers as of December 31, 2012 with compensation during fiscal 2012 of $100,000 or more (the “Named Executive Officers”).  The value attributable to any option awards is computed in accordance with ASC Topic 718.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Hal Compton Jr. (1)	2012	162,215		20,000				14,344	196,559
	2011	169,616	—	25,800	—	—	—	13,212	208,628

James Thomas (2)	2011	37,744	—	18,693	—	—	—	1,479	57,916

Robyn Priest (3)	2012	70,728	—	37,200	—	—	—	11,270	119,198

Alfredo Ollivierre (4)	2012	123,000		25,000				6,646	154,646
	2011	120,000	—	25,800	—	—	—	5,100	150,900

Mark Lore (5)	2012	165,553	—	—	—	—	—	4,847	170,400

(1)

Hal Compton Jr. has served as our CEO since May 2009. During 2012, in addition to his salary, his compensation included stock awards of 1,000,000 shares of our common valued at $20,000. During 2011, in addition to his salary, his compensation included stock awards of 1,500,000 shares of our common valued at $25,800. Other compensation for fiscal 2012 and 2011 included $14,344 and $13,212, respectively for payment of health, dental and life insurance.

(2)

James Thomas served as our CFO from April 2011 until February 1, 2012. During 2011, in addition to his salary, his compensation included stock awards of 933,333 shares of our common valued at $18,693. Other compensation for fiscal 2011 included $1,479 for payment of health, dental and life insurance.

(3)

Robyn Priest served as our CFO from February 1, 2012 until December 20, 2012.  During 2012, in addition to her salary, compensation included stock awards of 2,387,454 shares of our common stock valued at $37,200.  Other compensation for fiscal 2012 included $11,270 for payment of health, dental, and life insurance.

(4)

Alfredo Ollivierre has served as our COO since May 2009. During 2012, in addition to his salary, his compensation included stock awards of 1,250000 shares of our common valued at $25,000. During 2011, in addition to his salary, his compensation included stock awards of 1,500,000 shares of our common valued at $25,800. Other compensation for fiscal 2012 and 2011 included $6,646 and $5,100, respectively for payment of health, dental and life insurance.

(5)	Mark Lore has served as Vice-President since the acquisition of Ride-Away on March 1, 2012. Other compensation for fiscal 2012 included $4,847 for payment of health, dental, and life insurance.

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

We believe that the salaries paid to our executive officers during 2012 and 2011 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our Company.  Salary is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

As of December 31, 2012, there were no unexercised or unvested option awards or stock awards in place for any Director or Officer of the Company.

2009 Stock Option Plan

Under the Company’s stock option plan, adopted on July 9, 2009, 20,000,000 shares of common stock were reserved for issuance upon exercise of options granted to our directors, officers and employees. We are authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 42 of the Internal Revenue Code of 1986. At its discretion, we can also issue Non Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant. Since the inception of this plan, all stock option grants have subsequently been cancelled.

For the year ended December 31, 2012, no option awards were granted and no option awards were in place.

Pension Benefits

Other than employee directed 401(k) payroll contribution plans, there were no pension benefit plans in effect in 2012.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no non-qualified defined contribution or other nonqualified deferred compensation plans in effect in 2012.

Employment Agreements

There were no employment agreements in effect in 2012.

Director Compensation

Our Board of Directors is comprised of Hal Compton, Sr., Hal Compton, Jr., Bill Marginson and Barry McCook. Hal Compton, Jr. does not receive any compensation specifically for his Board services. Except for the options granted in fiscal year 2009 and stock awards granted in fiscal year 2011 and 2010, we no direct compensation arrangements in place for members of our Board of Directors and have not finalized any plan for such compensation in the future for their services as directors. The compensation payable to each individual for their service on our Board may be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 18, 2013 we had 988,190,882 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2013 by:

•     each person known by us to be the beneficial owner of more than 5% of our common stock;

•     each of our directors;

•     each of our named executive officers; and

•     our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Hasco Medical, Inc. 15928 Midway Road, Addison, Texas 75001.

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Share Exchange (1)	Percent of Class

5% Owners
Mark Lore	Vice-President	176,944,450	17.9%
HASCO Holdings, LLC		648,557,152	64.4%

Officers and Directors

Hal Compton, Sr. (2)	Chairman of the Board	252,808,883	25.6%
Scott Compton (2)	Chief Marketing Officer	217,185,717	22.0%
Hal Compton, Jr. (2)	Chief Executive Officer	219,790,980	22.2%
Barry McCook	Board member	1,410,526	*
Bill Marginson	Board member	615,789	*
Mark Lore	Vice-President	176,944,450	17.9%
Alfredo Ollivierre III	Chief Operating Officer	3,802,632	*
Robyn Priest	Former Chief Financial Officer	2,408,507	*
Timothy Spence	Chief Financial Officer	178,740	*

All directors and executive officers as a group (9 people)		875,146,224	88.6%

*     represents less than 1%

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)

Includes 216,185,717 shares of common stock owned by HASCO Holdings, LLC, our largest stockholder.  HASCO Holdings, LLC is a Texas limited liability company of which Hal Compton Sr., Hal Compton, Jr. and Scott Compton are each managers and each own 33.3% of the outstanding membership interests.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into a note payable agreement with our largest shareholder, HASCO Holdings, LLC in June 2008, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years. As of December 31, 2011, accrued interest from such notes payable amounted to $36,250. As part of the acquisition of Mobility Freedom, an additional $1,850,000 note was issued to the same related party.  At that time these notes were combined for an aggregated installment note with a face value of $2,000,000 at an interest bearing rate of 5% per annum.

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

	Year Ended December 31,
Category	2012	2011
Audit Fees (1)	$50,000	$46,000
Audit Related Fees (2)	7,500	8,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2012 were pre-approved by the entire Board of Directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger between BBC Graphics of Palm Beach, Inc. HASCO Holdings, LLC and Southern Medical & Mobility, Inc. *
2.2	Amendment to Articles of Incorporation of BBC Graphics, Inc. *
2.3	Bylaws of Southern Medical & Mobility, Inc. *
2.4	Schedule of Directors and Officers of Surviving Corporation *
2.5	Articles of Incorporation of Southern Medical & Mobility, Inc. *
2.6	Amendments to the Articles of Incorporation of Southern Medical & Mobility, Inc. *
2.7	Amendment to Stock Sale and Purchase Agreement *
2.8	Delaware Certificate of Merger between Southern Medical Acquisition, Inc. and Southern Medical & Mobility, Inc. *
21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.**

* Previously filed

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

Signature	Title	Date

/s/ Hal Compton, Jr.	Chief Executive Officer, principal executive officer	March 29, 2013
Hal Compton, Jr.

/s/ Timothy Spence	Chief Financial Officer, principal financial and accounting officer	March 29, 2013
Timothy Spence

/s/ Hal Compton, Sr.	Director	March 29, 2013
Hal Compton, Sr.

/s/ Bill Marginson	Director	March 29, 2013
Bill Marginson

/s/ Barry McCook	Director	March 29, 2013
Barry McCook

HASCO MEDICAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Reports of Independent Registered Public Accounting Firm	F-2 to F -3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	F-7

Notes to Audited Consolidated Financial Statements	F-8 to F-23

DKM Certified Public Accountants 2451 N. McMullen Booth Road, Suite 308 Clearwater Florida 33759-1362 855.334.0934 www.dkmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of HASCO Medical, Inc. and Subsidiaries

We have audited the consolidated balance sheet of HASCO Medical, Inc. and its subsidiaries as of December 31, 2012 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of HASCO Medical, Inc. and its subsidiary as of December 31, 2011 were audited by other auditors whose report dated March 28, 2012 on those financial statements included an explanatory paragraph describing going concern issues as discussed in Note 2 to those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of HASCO Medical, Inc. and Subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DKM Certified Public Accountants

Clearwater, Florida

March 29, 2013

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 of the December 31, 2011 notes to the financial statements, the Company incurred recurring losses resulting in accumulated deficit, negative cash flows from operations and negative working capital.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to these uncertainties are described in the above referenced Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

March 28, 2012

Hasco Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011

Assets
Current assets
Cash	$850,391	$212,460
Accounts receivable, net of allowance for doubtful accounts of $414,718 and $328,177, respectively	7,116,008	1,042,953
Inventory	10,746,771	2,444,563
Prepaid expenses and other current assets	177,942	89,207
Total current assets	18,891,112	3,789,183

Property & equipment, net of accumulated depreciation of $997,998 and $634,857, respectively	1,521,267	526,571

Intangible property, net of accumulated amortization of $426,169 and $123,804, respectively	7,277,644	3,695,755
Other non-current assets	24,239	420
Total Assets	$27,714,262	$8,011,929

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,628,866	$2,627,326
Other current liabilities	377,724	180,780
Customer deposits and deferred revenue	909,465	175,464
Line of credit	6,081,368	898,713
Notes payable – Floor Plan	7,421,638	—
Current portion of note payable	114,265	108,901
Current portion of note payable to related party	506,787	154,346
Total current liabilities	18,040,113	4,145,530

Notes payable, net of current portion	1,833,746	1,947,994
Notes payable to related party, net of current portion	4,556,861	1,784,020
Total liabilities	24,430,720	7,877,544

Stockholders’ Equity
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 2,000,000,000 shares authorized; 987,852,772 and 794,578,818 shares issued and outstanding, respectively	987,853	794,579
Additional paid-in capital	6,560,979	4,007,004
Accumulated deficit	(4,265,290)	(4,667,198)
Total stockholders’ equity	3,283,542	134,385

Total Liabilities and Stockholders’ Equity	$27,714,262	$8,011,929

The accompanying notes are an integral part of these financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2012	2011

Revenues, net	$63,852,766	$9,514,475
Cost of sales	45,619,355	6,146,490
Gross Profit	18,233,411	3,367,985

Operating expenses:
Selling and marketing	3,711,159	246,319
General and administrative	13,007,551	3,165,543
Depreciation and amortization	628,618	180,796
Total operating expenses	17,347,328	3,592,658

Income (loss) from operations	886,083	(224,673)

Other income (expense):
Other income	584,311	80,000
Acquisition Fees	(26,740)	—
Interest expenses	(934,212)	(197,842)
Total other income (expense)	(376,641)	(117,842)

Income (Loss) from operations before income taxes	509,442	(342,515)

Provision for income taxes	107,534	—

Net income (loss)	$401,908	$(342,515)

Earnings per share:
Basic and dilutive	$0.00	$(0.00)

Weighted average shares outstanding
Basic and dilutive	948,357,991	759,962,640

The accompanying notes are an integral part of these financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

							Stock-
					Additional		Holders’
	Preferred		Common		Paid in	Retained	Equity
	shares	$.001 par	shares	$.001 par	Capital	Earnings	(Deficit)

Balance at December 31, 2010	—	$—	746,436,909	$746,437	$3,217,602	$(4,324,683)	$(360,644)

Cash	—	—	6,666,674	6,667	72,833	—	79,500
Services	—	—	8,256,981	8,257	144,457	—	152,714
Management fees, accrued	—	—	9,000,000	9,000	171,000	—	180,000
Exchange of debt and payables	—	—	21,111,111	21,111	343,889	—	365,000
Acquisition of Mobility Freedom	—	—	250,000	250	6,000	—	6,250
Acquisition of Certified	—	—	2,857,143	2,857	47,143	—	50,000

Fair value of options issued to:
Employees	—	—	—	—	4,080	—	4,080

Net loss						(342,515)	(342,515)

Balance at December 31, 2011	—	$—	794,578,818	$794,579	$4,007,004	$(4,667,198)	$134,385

Issuance of common stock for:
Cash	—	—	2,813,238	2,813	37,077	—	39,890
Employee compensation	—	—	6,713,288	6,713	107,514	—	114,227
Settlement of services	—	—	6,802,978	6,803	86,329	—	93,132
Acquisition of Ride Away	—	—	176,944,450	176,945	2,323,055	—	2,500,000

Net income						401,908	401.908

Balance at December 31, 2012	—	$—	987,852,772	$987,853	$6,560,979	$(4,265,290)	$3,283,542

The accompanying notes are an integral part of these financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31,

	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$401,908	$(342,515)
Adjustment to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	715,446	295,666
Gain on disposal of property and equipment	(124,023)	—
Fair value of options issued to employees	—	4,080
Issuance of common stock in settlement of services	93,132	152,714
Stock based compensation	114,227	—
Bad debt expense	(72,835)	(17,273)
Changes in assets and liabilities:
Accounts receivable	(1,932,642)	(771,318)
Inventory	2,759,476	(2,580,833)
Prepaid expenses	126,213	(70,362)
Other assets	234,836	—
Accounts payable and accrued expenses	511,776	2,560,044
Other current liabilities	121,944	104,757
Customer deposits and deferred revenue	(117,373)	175,464
Net Cash Provided by (Used in) Operating Activities	2,832,085	(489,576)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	241,089	—
Purchase of property and equipment	(372,607)	(154,223)
Net Cash (Used in) Investing Activities	(131,518)	(154,223)

Cash Flows from Financing Activities:
Lines of credit and floor plan, net	18,858	898,713
Proceeds from issuance of stock	39,890	79,500
Repayments of notes payable	(2,121,384)	(122,377)
Net Cash (Used in ) Provided by Financing Activities	(2,062,636)	855,836

Net increase in Cash	637,931	212,037
Cash at beginning of period	212,460	423
Cash at end of period	$850,391	$212,460

Supplemental cash flow information:
Interest paid	$934,212	$159,092
Taxes paid	$107,534	$—

Supplemental Schedule of Noncash Investing and Financing Activities
Vehicles acquired through financing	$—	$47,124
Settlement of management fees in exchange for common stock	$—	$180,000
Settlement of loans payable in exchange for common stock	$—	$365,000
Intangible and net assets acquired in Mobility Freedom acquisition	$—	$3,856,250
Intangible and net assets acquired in Certified acquisition	$—	$100,000
Intangible and net assets acquired in Ride Away acquisition	$6,000,00	$—
Promissory notes issued for the acquisition of assets	$3,000,00	$4,000,000

The accompanying notes are an integral part of these financial statements.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

HASCO Medical, Inc., formerly BBC Graphics of Palm Beach Inc, was incorporated in May 1999 under the laws of the State of Florida. The Company operated as a provider of advertising and graphic design services.  In June 2009, the Company changed its name to HASCO Medical, Inc.  In May 2009, the Company changed its fiscal year end from September 30 to December 31.

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

On May 12, 2009, the Company completed the acquisition of Southern Medical & Mobility, Inc. (“SMM”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) among HASCO, SMM and Southern Medical Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, Southern Medical Acquisition, Inc. was merged into Southern Medical & Mobility, Inc., and Southern Medical & Mobility, Inc. became the Company’s wholly-owned subsidiary. The former shareholder of Southern Medical & Mobility, Inc. was issued a total of 554,676,000 shares of common stock in exchange for its Southern Medical & Mobility, Inc. shares.

After the merger and transactions that occurred at the same time as the merger, there were 642,176,000 shares of common stock outstanding, of which 620,000,000, approximately 96.5%, were held by HASCO Holdings, LLC, the former sole shareholder of Southern Medical & Mobility, Inc.  Prior to the merger, the Company was a shell Company with no business operations.

On May 13, 2011, the Company completed the acquisition of Mobility Freedom Inc. and Wheelchair Vans of America.  Mobility Freedom is a Florida Corporation founded in 1999.  A few years after the business started Mobility Freedom, Inc. purchased a van rental company, which now does business under the name “Wheelchair Vans of America.” Pursuant to the terms of the transaction, HASCO paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term for a total consideration of $3,850,000 along with 250,000 shares of HASCO Medical, Inc. common stock. In connection with the cash payment, a related party loaned Hasco $2,000,000 payable over ten years and bearing 5% interest.

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

Services and Products

The Company’s objective is to continue to grow both intrinsically and through acquisitions in areas in which the company currently offers products and services, as well in complimentary areas. As Ride-Away is the most significant subsidiary, the company anticipates the results of operations of Ride-Away will drive near term financial results.

Historically, Company operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom and our March 2012 acquisition of Ride-Away, our operations are conducted within two business units:

•

Wheelchair Vans – conducts sales of handicap accessible vans, parts and services as well as the rental of such vehicles.  This segment consists of Ride-Away Handicap Equipment Corp. which has eleven locations from Maine to Florida, Mobility Freedom Inc. which has five locations in Florida and includes “Wheelchair Vans of America” operating van rental operations.  “Certified Medical Auto” is an inactive entity.

•	Home Health Care - conducts operations in the home health care market. Southern Medical & Mobility, Inc. is located in Mobile, Alabama, and Certified Medical Systems II is located in Ocala, Florida.

Corporate headquarters and principle corporate operations are conducted in Addison, Texas, a northern suburb of Dallas, Texas.  The Company also houses a portion of corporate operations in Londonderry, New Hampshire.  Hasco Medical Inc. is a Florida corporation.

Wheelchair Vans

Ride-Away and Mobility Freedom serve individuals with physical limitations that need specialty equipment in order to safely operate their vehicle.  The Company also provides products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment is paid for directly by a federal or state agency.  For the years ended December 31, 2012 and 2011, approximately 16% of the Wheelchair Vans segments revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).  Mobility Freedom and Ride-Away are both a VA and Vocational Rehabilitation (VR) certified vendors in all the states in which the Company operates.

Ride-Away has eleven corporate owned stores which are located in Beltsville, MD, East Hartford, CT, Essex Junction, VT, Gray, ME, Londonderry, NH, Norfolk, VA, Norristown, PA, North Attleboro, MA, Norwood, MA, Richmond VA, and Tampa, FL.  Mobility Freedom has five corporate owned stores located in Orlando, Largo, Clermont, Bunnell and Ocala, Florida.

Home Health Care

The Company operates two entities in the home health care market, Southern Medical and Certified Medical. These companies provide a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, power chairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment.   These companies are both low-cost, high-quality providers of durable medical equipment and serve patients in Alabama, Florida, and Mississippi.

Southern Medical also serves patients with severe and chronic pulmonary disabilities. Patients are referred to the Company most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records and confirming insurance coverage information, service technicians visit the patients’ home to deliver and to prepare the prescribed equipment. Company representatives coordinate the prescribed regimen with the patient physician and train patients and caregivers in the correct use of the equipment. For patients renting equipment, Company representatives also make periodic follow-up home visits  to provide additional instructions, to perform required equipment maintenance, and to deliver oxygen and respiratory supplies.

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.   The consolidated entities are:

•	Hasco Holdings, Inc.;
•	Southern Medical & Mobility, Inc.;
•	Mobility Freedom, Inc.;
•	Ride Away Handicapped Equipment, Inc.; and
•	Certified Medical Systems II, Inc.
•	Certified Medical Auto Division, Inc.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2012 and 2011 include the allowance for doubtful accounts, the valuation of inventory, the useful life of property and equipment, allocation of acquisition costs and the assumptions used to calculate stock-based compensation.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2012 and 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of December 31, 2012 and 2011, because of the relatively short-term maturity of these instruments and their market interest rates.

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

Wheelchair Van Sales and Service

The Company recognizes revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  We recognize used vehicle revenue when a sales contract has been executed and the vehicle has been delivered.  A reserve for vehicle returns is recorded based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.

Vehicle Rentals

Vehicles are rented to individuals and are invoiced after the date of service.  A reserve for receivables is recorded based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.

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

Revenues are recognized on an accrual basis at the time services and related products are provided to patients and collections are reasonably assured, and are recorded at amounts estimated to be received under healthcare contracts with third-party payers, including private insurers, Medicaid, and Medicare. Insurance benefits are assigned to us by patients receiving medical treatments and related products and, accordingly, we bill on behalf of our patients/customers. Under these contracts, we provide healthcare services, medical equipment and supplies to patients pursuant to a physician’s prescription.  The insurance company reimburses us for these services and products at agreed upon rates. The balance remaining for product or service costs becomes the responsibility of the patient.  A systematic process is employed to ensure that sales are recorded at net realizable value and that any required adjustments are recorded on a timely basis. We have established an allowance to account for contractual sales adjustments that result from differences between the amount remitted for reimbursement and the expected realizable amount. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenue and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company reports revenues in our financial statements net of such adjustments.  The Company recorded contractual adjustments of $356,764 and $638,082 during the year ended December 31, 2012 and 2011, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time and for the year ended December 31, 2012, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at December 31, 2012 and December 31, 2011, and, generally, does not require collateral for revenue generated from equipment sales and supplies.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable includes of receivables due from Medicare, Medicaid, and third party payers. The Company recorded a bad debt allowance of $414,718 and $328,177 as of December 31, 2012 and 2011, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis and includes primarily finished goods.

Property and Equipment

Property and equipment, including rental equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Depreciation of rental equipment is computed using the straight-line method over the estimated useful lives, generally one to five years. Such depreciation of rental equipment is charged to cost of sales. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2012 and 2011.

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

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the year ended December 31, 2012 and 2011 totaled $3,711,159 and $50,085, respectively.

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

Earnings Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance, which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. There were none and 3,075,000 stock options which could potentially dilute future earnings per share as of December 31, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year ended December 31, 2012	Year ended December 31, 2011
Numerator:
Net income (loss)	$401,908	$(342,515)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	948,357,991	759,962,640

Denominator for dilutive loss per share
(adjusted weighted-average)	948,357,991	759,962,640

Basic and diluted loss per share from continuing operations	$0.00	$0.00

Subsequent Events

On January 7, 2013 Timothy Spence assumed the role of Chief Financial Officer.

 For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2012, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the year ended December 31, 2012 were available to be issued, as of the date filed with the Securities and Exchange Commission. The Company has concluded that all subsequent events have been properly disclosed.

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

NOTE 2 – INVENTORY

Inventory consists of the following, as of December 31:

	2012	2011
Vehicles	$9,526,401	$2,299,691
Equipment and supplies	1,220,370	144,872
	$10,746,771	$2,444,563

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following, as of December 31:

	Estimated
	Life	2012	2011
Building improvements	15-39 years	$924,654	$5,182
Office furniture and equipment	5 years	313,048	104,595
Rental equipment	13-36 months	1,119,290	929,829
Vehicles	5 years	162,273	121,822
		2,519,265	1,161,428
Accumulated depreciation		(997,998)	(634,857)
		$1,521,267	$526,571

For the year ended December 31, 2012 and 2011, depreciation expense amounted to $413,082 and $171,862, of which $86,898 and $114,870 is included in cost of sales, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of delivery vehicles (see Note 5 below).

NOTE 4 – INTANGIBLE PROPERTY

Intangible assets consist of the following:

	Estimated	December 31,	December 31,
	Life	2012	2011
Goodwill related to acquisition of Certified Medical and Certified Auto	Indeterminate	$105,454	$105,454
Goodwill related to acquisition of Ride-Away	Indeterminate	684,253	—
Customer List related to acquisition of Ride-Away	20 years	2,000,000	—
Trade name related to acquisition of Ride-Away	30 years	1,200,000	—
Sales team infrastructure related to acquisition of Mobility Freedom	20 years	1,857,053	1,857,053
Customer List related to acquisition of Mobility Freedom	20 years	1,857,053	1,857,052
Total		7,703,813	3,819,559
Accumulated amortization		(426,169)	(123,804)
Net		$7,277,644	$3,695,755

For the year ended December 31, 2012 and 2011 amortization expense was $302,365 and $123,804, respectively.

NOTE 5 – NOTES PAYABLE AND DEBT

Revolving Line of Credit

On November 1, 2012, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of June 30, 2013.  Payments due are interest only.  The interest rate is at Prime plus .25% as of September 30, 2012 and the effective interest rate was 3.75%.  The interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $6,081,368 at December 31, 2012.

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

Note Payable – Floor Plan

The Company has a floor plan line of credit with GECC with a maximum borrowing capacity of $8,500,000 for the Ride-Away subsidiary and $2,600,000 for the Mobility Freedom subsidiary.  Amounts borrowed for vehicles under this line bear no interest for 60 days and then bear interest at the 90 day LIBOR plus 7% for Ride-Away and at the 90 day LIBOR plus 6.25% for Mobility Freedom.  The balance is due when the vehicle is sold.  If the vehicle is not sold within six months, 10% of the balance is due with the rest of the balance due at twelve months. The note is secured by the vehicles financed.   At December 31, 2012 the Company had $7,421,638 outstanding under these lines.

Installment Debt

Installment debts consist of the following, as of December 31:

	2012	2011

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	35,343	41,626

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom.	1,878,293	1,965,269

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	34,375	50,000

Note Payable to a related party, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences June 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,863,060	—

Note payable to related party, dated March 1, 2012, issued for the acquisition or Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	426,997	—

Note Payable to related party, dated May 13, 2011, associated with the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 5% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,773,591	1,938,366

Total debt	7,011,659	3,995,261

Current portion of long-term debt, notes payable	621,052	263,247
Long-term portion	$6,390,607	$3,732,014

Future debt amortization:

2012	$621,052
2013	654,570
2014	685,930
2015	710,559
2016	651,661
thereafter	3,687,887
$7,011,659

Notes Payable, Related Party

In June 2008, the Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of December 31, 2012 and 2011, accrued interest from such note payable amounted to $0 and $36,250, respectively.  As part of the acquisition of  Mobility Freedom, an additional $1,850,000 note was issued to this shareholder.  At that time the prior and current note was combined for an aggregated ten year installment note with a face value of $2,000,000 at a more favorable interest bearing rate of 5%.  No compensation was demanded or paid for the reduced interest rate.

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid $3,000,000 Promissory Note bearing 5% simple interest, principle and interest payable monthly over 10 years. The holder of this note is now a related party.

In December 2012, a commercial Note Payable from Hancock Bank was converted to a Note Payable from a Related Party.

NOTE 6 – RELATED PARTY TRANSACTIONS

Loans payable to related party

In December 2011, the Company issued a total of 21,111,111shares of common stock, at the fair market value of $365,000, in exchange of accrued debts due to HASCO Holdings, LLC.

In June 2008, the Company entered into a note payable with its largest shareholder, HASCO Holdings, LLC, at the time of the Company’s acquisition by HASCO.  The loan was in the amount of $150,000, was for working capital, and bears interest at 10% per annum.  The loan has a term of five years and is included on the accompanying balance sheet as a long term liability. As of December 31, 2012 and 2011, accrued interest from such note payable amounted to $0 and $36,250, respectively.  As part of the acquisition of Mobility Freedom, an additional $1,850,000 note was issued to this shareholder.  At that time the prior and current note were combined for an aggregated ten year installment note with a face value of $2,000,000 at a more favorable interest bearing rate of 5%.  No compensation was demanded or paid for the reduced interest rate.

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away.  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid Mark Lore a $3,000,000 Promissory Note bearing 5% simple interest, principle and interest payable monthly over 10 years.

In December 2012, a commercial Note Payable from Hancock Bank was converted to a Note Payable from a related party.

Management Fee

In March 2011, the Company issued 9,000,000 shares in connection with the payment of accrued management fees of $180,000 to HASCO Holdings, LLC.

Issuance of common stock

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away.  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid a (now) related party 165,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000.

Sale of common stock

In March 2011, in connection with the sale of the Company’s common stock, the Company issued 100,000 shares of common stock to the Company’s director for net proceeds of approximately $1,400.

In December 2012, a commercial Note Payable from Hancock Bank was converted to a Note Payable from a Related Party.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During 2012, the Company sold 2,813,238 shares of common stock for proceeds of $39,890.

During 2012, outside parties were issued 6,802,978 shares of common stock, valued at fair market at the time of the grant, in the amount of $93,132 for services rendered.  Additionally, 6,713,288 shares of common stock were issued to employees as compensation, valued at fair market at the time of the grant, in the amount of $114,228.

NOTE 8 – STOCK OPTION PLAN

Under the Company’s stock option plan, 20,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. The Company is authorized to issue Incentive Stock Options (“ISOs”), which meet the requirements of Section 422 of the Internal Revenue Code of 1986. At its discretion, the Company can also issue Non-Statutory Options (“NSOs”). When an ISO is granted, the exercise price shall be equal to the fair market value per share of the common stock on the date of the grant. The exercise price of an NSO shall not be less than fair market value of one share of the common stock on the date the option is granted. The vesting period will be determined on the date of grant.

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

Stock option activity for the year ended December 31, 2012 and 2011 is summarized as follows:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2009	4,075,000	—	$0.007	$0.007	2.83 years
Granted
Exercised
Forfeited	(1,000,000)	—
Options, December 31, 2010	3,075,000	—	0.007		2.83 years
Granted	—	—
Exercised	—	—
Cancelled	(3,075,000)
Options, December 31, 2011	—	—	0.007		1.83 years

Stock options outstanding at December 31, 2010 as disclosed in the above table have no intrinsic value.

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

As of December 31, 2012 and 2011, the Company had net loss carry forwards available to reduce its future federal taxable income of approximately $1,263,000 and $797,000, respectively. These loss carryovers, if unused, expire through 2030. These losses may be subject to limitation under Internal Revenue Code Section 382 in the event of a more than 50% owner shift.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2012 and 2011:

	2012	2011
Expected federal income tax expense (34%)	$365,000	$(116,000)
State tax benefit, net of federal tax effect	50,000	(14,000)
Permanent differences	—	—
	415,000	(130,000)
Increase in allowance	(415,000)	130,000
Net income tax benefit	—	—

The Company has deferred tax assets which are summarized as follows:

	2012	2011
Net operating loss carryforward	$125,000	$433,000
Allowance for doubtful accounts	98,000	125,000
Accrued expenses, related party	—	68,000
	223,000	626,000
Less: valuation allowance	(223,000)	(626,000)
	—	—

At December 31, 2012 and 2011, the Company fully reserved against its deferred tax assets due to the uncertainty of the future utilization of such assets. The valuation allowance was decreased by $403,000 and increased by $130,000 in 2012 and 2011, respectively.

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

The Company’s operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO in two operating segments: Home Healthcare Products and Services segment and (ii) Wheelchair Vans and related products and services segment. For the periods ended December 31, 2012 and 2011 all material assets and revenues of the Company were in the United States.

			Wheelchair
	Total	Home Healthcare	Vans
Revenue
Product sales	$51,871,362	$708,762	$51,162,600
Rentals	1,094,574	499,700	594,874
Service and other	10,886,830	148,420	10,738,410
	63,852,766	1,356,882	62,495,884

Cost of Sales
Direct costs	45,532,457	318,839	45,213,618
Depreciation	86,898	86,898	—
	45,619,355	405,737	45,213,618

Gross profit	18,233,411	951,145	17,282,266

Operating Expenses
Selling and marketing	3,711,159	43,539	3,667,620
General and administrative	13,007,551	1,393,578	11,613,973
Depreciation and amortization	628,618	8,176	620,442
	17,347,328	1,445,293	15,902,035

Operating income (loss)	$886,083	$(494,148)	$1,380,231

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates with waste, hazardous material and within a highly regulated industry, which may lend itself to legal claims.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company attempts to mitigate any claim or potential claim through its risk management (insurance) program and through its policies of quality control on all vehicles sold or upon which maintenance is performed.  It is the opinion of management, in consultation with our attorneys, that to the extent any claims may have a reasonable possibility of prevailing, potential awards or judgments would be of immaterial financial relevance when considering the financial statements as a whole.

Operating Lease

The Company leases office space  Hasco Medical in Addison, Texas under an operating lease which expires on December 15, 2013.  Southern Mobility leases office space in Mobile, Alabama under an operating lease that expires on June 30, 2013. The Mobility Freedom division has offices which are located in Orlando, Tampa, Clermont and Palm Coast and Certified Auto has offices in Ocala, under similar leases. The Mobility and Certified office leases are three year leases expiring on April 30, 2014.  Ride-Away has offices in Londonderry, New Hampshire; Beltsville, Maryland; East Hartford, Connecticut; Norwalk, Connecticut; Essex Junction, Vermont; Gray, Maine; Norfolk, Virginia; Norristown, Pennsylvania; North Attleboro, Massachusetts; Norwood, Massachusetts; Richmond, Virginia; and Tampa, Florida.  These facilities have leases that expire from 2013 to 2027.  The office lease agreements have certain escalation clauses and renewal options.  Additionally, the Company has lease agreements for computer equipment, including an office copiers and fax machines. Future minimum rental payments required under these operating leases are as follows:

2013	$2,245,371
2014	1,572,407
2015 and thereafter	3,115,867
$6,933,645

The Company incurred rent expense on a consolidated basis for the year in the amounts of $1,548,937 and $203,182 for the years ended December 31, 2012 and 2011, respectively.

NOTE 12 – PROFORMA FINANCIAL INFORMATION

On March 1, 2012 Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp.   The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations). As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill. Pro forma results of operations for the year ended December 31, 2012 as though this acquisition had taken place at January 1, 2011 are as follows:

Hasco Medical, Inc. and Subsidiaries

Consolidated Pro Forma Statements of Operations

For the Years Ended December 31, 2012 and 2011

(unaudited)

	2012	2011
Revenues, net	$73,645,509	$76,902,826
Cost of sales	53,158,685	56,054,877
. Gross Profit	20,486,824	20,847,949

Operating expenses:
Selling and marketing	4,470,015	5,328,540
General and administrative	14,889,328	15,896,481
Depreciation and amortization	668,502	516,718
Total operating expenses	20,027,845	21,741,739

Income from operations	458,979	(893,790)

Other income (expense)	(344,749)	784,630

Income from operations before income taxes	114,230	(109,160)

Provision for income taxes	114,811	57,421

Net income	$(581)	$(166,581)

Earnings per share:
Basic and dilutive	0.0	0.0

Weighted average shares outstanding
Basic and dilutive	948,357,991	936,907,090