Form 10-Q
period 2013-03-31
HASCO Medical, Inc.
filed 2013-05-15
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

or

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

988,252,231 shares of common stock are issued and outstanding as of April 30, 2013.

Hasco MEDICAL, INC.

FORM 10-Q

TABLE OF CONTENTS

FORWARD–LOOKING STATEMENTS

This Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any documents incorporated by reference herein or therein may contain “forward-looking statements”.  Forward-looking statements reflect management’s current view about future beliefs, plans, objectives, goals or expectations. When used in such documents, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements include, but are not limited to, statements relating to our business goals, business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Our actual results may differ materially from those contemplated by these forward-looking statements. They are neither statements of historical fact nor guarantees or assurance of future performance.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, a decline in general economic conditions nationally and internationally; decreased demand for our products and services; a change in the market acceptance of our products and services; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize new and improved products and services; our ability to raise capital to fund continuing operations; changes in government regulation; our ability to complete customer transactions and capital raising transactions; and other factors (including the risks contained in the sections of our annual report Form 10-K entitled “Risk Factors”) relating to our industry, our operations and results of operations or any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this annual report and other reports we have filed or will file with the SEC and which are incorporated by reference herein, including statements under the caption “Risk Factors” and “Forward-Looking Statements”.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these.

OTHER PERTINENT INFORMATION

When used in this annual report, the terms “Hasco,” “the Company,” ” we,” “our,” and “us” refer to Hasco Medical, Inc., a Florida corporation, and our subsidiaries.  “Management” refers to the executive officers of Hasco Medical, Inc. and any of its subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,347,153	$850,391
Accounts receivable, net of allowance for doubtful accounts of $372,483 and $414,718 respectively	5,319,852	7,116,008
Inventory	12,076,023	10,746,771
Deferred tax asset	261,000	—
Prepaid expenses	360,931	177,942
Total current assets	19,364,959	18,891,112

Property & equipment, net of accumulated depreciation of $1,044,562 and $997,998, respectively	1,397,563	1,521,267

Intangible property, net of accumulated amortization of $507,595 and $426,169, respectively	7,196,218	7,277,644
Other non-current assets	18,368	24,239
Total Assets	$27,977,108	$27,714,262

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,312,470	$2,628,866
Other current liabilities	609,332	377,724
Customer deposits and deferred revenue	478,084	909,465
Note Payable - Floor Plan	8,787,444	7,421,638
Line of Credit	5,907,368	6,081,368
Current portion of Notes Payable	115,657	114,265
Current portion of loans and notes payable, related parties	502,003	506,787

Total current liabilities	18,712,358	18,040,113

Notes payable, net of current portion	1,647,542	1,833,746
Notes payable to related party, net of current portion	4,595,033	4,556,861
Total liabilities	24,954,933	24,430,720

Stockholders’ Equity
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 2,000,000,000 shares authorized; and 988,190,882 and 987,852,772 shares issued and outstanding, respectively	988,191	987,853
Additional paid-in capital	6,564,640	6,560,979
Accumulated deficit	(4,530,656)	(4,265,290)
Total stockholders’ equity	3,022,175	3,283,542

Total Liabilities and Stockholders’ Equity	$27,977,108	$27,714,262

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues, net	$15,073,474	$8,825,230
Cost of sales	10,673,589	6,282,809
Gross profit	4,399,885	2,542,421

Operating expenses:
Selling and marketing	917,979	557,541
General and administrative	3,799,252	1,714,223
Amortization and depreciation	169,714	97,623
Total operating expenses	4,886,945	2,369,387

Income (loss) from operations	(487,060)	173,034

Other income (expense)
Other income	144,750	72,709
Acquisition Fees	—	(27,740)
Interest expenses	(184,098)	(156,748)
Total other income (expense)	(39,348)	(111,779)

Income (loss) from operations before income taxes	(526,408)	61,255

Provision for income taxes	(261,000)	9,605

Net income (loss)	$(265,408)	$51,650

Earnings per share:
Basic and dilutive	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	988,069,704	841,486,000

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities:
Net income (loss)	$(265,408)	$51,650
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	183,042	97,623
Gain on disposal of property and equipment	—	—
Stock based compensation	2,000	—
Issuance of stock in settlement of services	—	18,432
Bad debt expense	—	—
Changes in assets and liabilities:
Accounts receivable	1,796,155	213,698
Inventory	(1,329,252)	(1,510,632)
Deferred Tax Asset	(261,000)	—
Prepaid expenses	(182,989)	(113,113)
Intangibles	—	—
Other assets	5,871	—
Accounts payable	(316,396)	1,959,673
Customer deposits and deferred revenue	(431,381)	(119,755)
Accrued expenses and other liabilities	231,609	197,298
Net Cash (Used) Provided by Operating Activities	(567,749)	794,874

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	—	—
Decrease (increase) in fixed assets	144,087	(2,135)
Purchase of property and equipment	(121,999)	(91,958)
Net Cash Provided by (Used in) Investing Activities	22,088	(94,093)

Cash Flows from Financing Activities:
Lines of credit and floor plan, net	1,191,806	(149,169)
Proceeds from sale of common stock	2,000	—
Proceeds from note and loan payable	—	—
Repayments of notes payable	(151,383)	(77,165)
Net cash provided (used) by financing activities financing activities	1,042,423	(226,334)

Net increase/decrease in Cash	496,762	474,447
Cash at beginning of period	850,391	212,460
Cash at end of period	$1,347,153	$686,907

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$184,098	$—
Income taxes	$—	$—

Non-Cash transactions:
Promissory notes issued for the acquisition of assets	$—	$3,000,000
Intangibles and net assets acquired in Ride-Away acquisition	$—	$6,000,000

See accompanying notes to unaudited consolidated financial statements

Hasco MEDICAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hasco Medical, Inc., formerly BBC Graphics of Palm Beach Inc. was incorporated in May 1999 under the laws of the State of Florida. Through a series of transactions, BBC Graphics of Palm Beach Inc. (at the time an inactive corporation) became Hasco Medical, Inc. (Hasco).  Concurrently, Hasco Medical, Inc acquired Southern Medical & Mobility.  In May, 2011, Hasco acquired Mobility Freedom, Inc. and Wheelchair Vans of America.  In November, 2011, Hasco acquired Certified Medical Systems II (Certified Medical).  A more detailed description of these transactions is contained in our 10-K filing with the Securities and Exchange Commission for the period ended December 31, 2012.

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid Mark Lore, the sole selling shareholder of Ride-Away, $500,000 in cash and a $3,000,000 Promissory Note bearing 5% simple interest, principal and interest payable monthly over 10 years, along with 165,944,450 shares of Hasco Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.

Services and Products

Historically our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom and our March 2012 acquisition of Ride-Away, our operations are conducted within two business units:

•

Modified Mobility Vehicles – conducts sales of disabled accessible vans, parts and services as well as the rental of such vehicles.  This segment consists of Ride-Away Handicap Equipment Corp. which has eleven locations from Maine to Florida, and Mobility Freedom Inc. which has five locations in Florida and includes the d.b.a. “Wheelchair Vans of America” operating our van rental operations.  “Certified Medical Auto” is an inactive entity.

•	Home Health Care - conducts operations in the home health care market. Southern Medical & Mobility, Inc. is located in Mobile, Alabama, and Certified Medical Systems II is located in Ocala, Florida.

With our acquisition of Mobility Freedom and Ride-Away, our Modified Mobility Vehicles segment comprises more than 95% of our consolidated revenues.  As a consequence and for purposes of consolidated financial statement presentation, our Home Health Care segment is no longer materially relevant when considering the consolidated financial statements as a whole.

Our corporate headquarters and principal corporate operations are conducted in Addison, Texas, a northern suburb of Dallas, Texas.  We also house a portion of our corporate operations in Londonderry, New Hampshire and Clermont, Florida.  Hasco Medical Inc. is a Florida corporation.

Modified Mobility Vehicles Segment

Ride-Away and Mobility Freedom serve individuals with physical limitations that need specialty equipment in order to safely operate a vehicle.  We also provide products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment are paid for directly by a federal or state agency.  For the periods ended March 31, 2013 and 2012, approximately 13.3% and 16% of the Modified Mobility Vehicles segment revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).   Mobility Freedom and Ride-Away are both VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate.

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

Home Health Care Segment

We operate two entities in the home health care market, Southern Medical and Certified Medical. These companies provide a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, power chairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment.   Home respiratory rentals comprise a significant segment of the operations of our Southern Medical subsidiary.  Our companies are both low-cost, high-quality providers of durable medical equipment and serve patients in Alabama, Florida, and Mississippi.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated entities are:

•	Hasco Holdings, Inc.;
•	Southern Medical & Mobility, Inc.;
•	Mobility Freedom, Inc.;
•	Ride Away Handicapped Equipment, Inc.;
•	Certified Medical Systems II, Inc.; and
•	Certified Medical Auto Division, Inc. (inactive).

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, that affect the disclosure of contingent assets and liabilities at the date of the balance sheets and affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2013 and 2012 include the allowance for doubtful accounts, the valuation of inventory, the useful life of property and equipment, and the allocation of acquisition costs.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2013 and December 31, 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of March 31, 2013 and December 31, 2012, because of the relatively short-term maturity of these instruments and their market interest rates.

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

Modified Mobility Vehicle Sales and Service

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time and for the periods ended March 31, 2013 and December 31, 2012, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at March 31, 2013 and December 31, 2012, and generally does not require collateral for revenue generated from equipment sales and supplies.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable includes of receivables due from Medicare, Medicaid, and third party payers.  The bad debt allowance as of March 31, 2013 and December 31, 2012 was $372,483 and $414,718, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Inventory

Inventory is valued at the lower of cost or market on a first-in first-out basis and includes finished goods, parts and supplies and work in process. Vehicle inventory is valued using specific identification.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the periods ended March 31, 2013 and December 31, 2012.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management, and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the periods ended March 31, 2013 and March 31, 2012 totaled $917,979 and $557,541, respectively.

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

Certain employees receive a portion of their compensation as Company common stock, and other employees receive the Company’s stock as part of their bonus plans.  This compensation is valued at the trading value of the shares at the date of issuance.

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

Earnings Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance, which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding if they would be anti-dilutive. There were no stock options which could potentially dilute earnings per share as of March 31, 2013 and December 31, 2012, respectively.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Quarter ended March 31, 2013	Quarter ended March 31, 2012
Numerator:
Net income (loss)	$(265,408)	$51,650

Denominator:
Denominator for basic loss per share
(weighted-average shares)	988,069,704	841,486,000

Denominator for dilutive loss per share
(adjusted weighted-average)	988,069,704	841,486,000

Basic and diluted loss per share from continuing operations	$0.00	$0.00

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the quarter ended March 31, 2013, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements were available to be issued, as of the date filed with the Securities and Exchange Commission. The Company has concluded that all subsequent events have been properly disclosed.

Effective April 8, 2013, Mark Lore, Vice President and Scott Compton, Chief Marketing Officer resigned their respective positions from Hasco Medical, Inc.

The number of outstanding shares of our common stock as of March 31, 2013 was 988,190,882. Subsequently we issued 61,349 shares of common stock in the amount of $1,000 as employee compensation to an officer. The number of outstanding shares of our common stock as of April 30, 2013 is 988,252,231.

Recently Issued Accounting Pronouncements

From time to time new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

NOTE 2 – INVENTORY

Inventory consists of the following:

	March 31, 2013	December 31, 2012
Inventory	$11,455,263	$10,746,771
Work in Process	620,760
	$12,076,023	$10,746,771

NOTE 3 – INTANGIBLES

Intangible assets consist of the following:

		March 31,	December 31,
	Estimated	2013	2012
	Life	(unaudited)	(audited)
Goodwill related to acquisition of Certified Medical and Certified Auto	Indeterminate	$105,455	$105,455
Goodwill related to acquisition of Ride-Away	Indeterminate	684,253	684,253
Customer List related to acquisition of Ride-Away	20 years	2,000,000	2,000,000
Trade name related to acquisition of Ride-Away	30 years	1,200,000	1,200,000
Sales team infrastructure related to acquisition of Mobility Freedom	20 years	1,857,053	1,857,053
Customer List related to acquisition of Mobility Freedom	20 years	1,857,053	1,857,053
Total		7,703,813	7,703,813
Accumulated amortization		(507,595)	(426,169)
Net		$7,196,218	$7,277,644

For the three months ended March 31, 2013 and 2012 amortization expense was $81,426 and $58,093, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		March 31,	December 31,
	Estimated	2013	2012
	Life	(unaudited)	(audited)
Building improvements	15-39 years	$924,654	$924,654
Office furniture and equipment	3-5 years	313,048	313,048
Rental equipment	13-36 months	1,042,151	1,119,290
Vehicles	5 years	162,273	162,273
Total		2,442,125	2,519,265
Accumulated depreciation		(1,044,562)	(997,998)
Net		$1,397,563	$1,521,267

For the three months ended March 31, 2013 and 2012 depreciation expense amounted to $169,714 and $74,279, respectively of which $13,323 and $34,750 is included in cost of sales, respectively.

NOTE 5 – NOTES PAYABLE

Revolving Line of Credit

On November 1, 2012, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000. The agreement is secured against all property of the borrowers assets, on demand with an annual review as of June 30, 2013. Payments due are interest only and the interest rate varies based on the Company’s leverage ratio. The balance of the line of credit was $5,907,368 at March 31, 2013.

Note Payable – Floor Plan

The Company has a “floor plan” line of credit with General Electric Credit Corporation with a maximum borrowing capacity of $8,500,000 for Ride-Away and $2,350,000 for Mobility Freedom. Amounts borrowed for vehicle inventory acquisition under this line bear no interest for a short term and then bear interest based upon the 90 day LIBOR rate. The loan balance on the vehicle is due when the vehicle is sold. If the vehicle is not sold within six months, a graduated percentage of the balance is due with the entire balance due at twelve months. The note is secured by vehicles financed. At March 31, 2013 the Company had $8,787,444 outstanding under these lines.

Installment Debt

Installment debts consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	33,772	35,343

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom.	1,855,724	1,878,293

Note Payable to related party, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,731,949	1,773,591

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	31,250	34,375

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences June 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,803,140	2,863,060

Commercial Note payable, dated March 1, 2012, issued for the acquisition or Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	404,400	426,997

Total debt	6,860,235	7,011,659

Current portion of long-term debt, notes payable	617,660	621,052
Long-term portion	$6,242,575	$6,390,607

Future debt amortization:

2013	$468,757
2014	653,731
2015	685,084
2016	710,513
2017	642,192
thereafter	3,699,958
$6,860,235

NOTE 6 – RELATED PARTY TRANSACTIONS

Loans payable to related party

In June 2008 the Company entered into a note payable with its largest shareholder Hasco Holdings, LLC. The loan was in the amount of $150,000 and bore interest at 10% per annum. The loan had a term of five years. As part of the acquisition of Mobility Freedom, an additional $1,850,000 note was issued to this shareholder and both these notes were combined into an aggregated ten year installment note with a face value of $2,000,000 at a more favorable interest rate of 5%. No compensation was demanded or paid for the reduced interest rate.

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away. Pursuant to the terms of the Stock Purchase Agreement, Hasco Medical paid Mark Lore a $3,000,000 Promissory Note bearing 5% simple interest, principal and interest payable monthly over 10 years. Subsequently Mr. Lore became an officer of the Company and has since resigned.

In December 2012, a commercial Note Payable from Hancock Bank was converted to a Note Payable from a related party.

Issuance of common stock

In March 2011, the Company issued 9,000,000 shares in connection with the payment of accrued management fees of $180,000 to Hasco Holdings, LLC.

In December 2011, the Company issued a total of 21,111,111shares of common stock, at the fair market value of $365,000, in exchange of accrued debts due to Hasco Holdings, LLC.

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away.  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid a non-related party 176,944,450 shares of Hasco Medical, Inc. common stock, valued at $2,500,000.  Subsequently the payee became a related party as an officer of the Company.  As of April 8, 2013, the officer resigned.

In the first quarter of 2013, 178,740 shares of common stock valued at $2,000 were issued to our Chief Financial Officer as employee compensation.

Sale of common stock

In March 2011, in connection with the sale of the Company’s common stock, the Company issued 100,000 shares of common stock to a Company director for net proceeds of approximately $1,400.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Prior to the merger, the Company was a shell company with no business operations. For accounting purposes, Hasco Medical, Inc. accounted for the transaction as a reverse acquisition and Hasco was the surviving entity as a publicly-traded company under the name Hasco Medical Inc. and subsidiaries. The Company did not recognize goodwill or any intangible assets in connection with this transaction.

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

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid the sole selling shareholder of Ride-Away $500,000 in cash and a $3,000,000 Promissory Note bearing 5% simple interest, principal and interest payable monthly over 10 years., along with 165,944,450 shares of Hasco Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.

NOTE 8 – STOCK OPTION AND STOCK GRANT PLANS

All previously issues stock option grants were cancelled with no shares having been exercised.

In the first quarter of 2013, 178,740 shares of common stock valued at $2,000 were issued to an officer as employee compensation.

NOTE 9 – COMMITMENTS

Operating Leases

The Ride-Away division leases office space in twelve locations from Maine to Florida under two to twenty-one year operating leases that expire in varying dates from August 31, 2013 to January 15, 2027. The Mobility Freedom division leases office space in four Florida locations under two to five year operating leases that expire at varying dates from April 30, 2014 to September 30, 2015. The Certified Mobility and Certified Auto division leases office space in Ocala, Florida under a five-year operating lease that expires on April 30, 2014. The Company leases office space in Mobile, Alabama under a five-year operating lease that expires on June 30, 2013.  The office lease agreements have certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine.  Future minimum rental payments required under these operating leases are as follows:

Remainder of 2013	$1,684,028
2014	1,572,407
2015	1,092,691
2016	855,000
2017 and thereafter	1,168,176
$6,372,302

Rent expense was $191,751 and $208,719 for the three months ended March 31, 2013 and 2012, respectively.

Vehicle Leases

The company maintains on-going vehicle leasing transactions. Such transactions are treated as operating leases under the definitions set forth in ASC 840-20, and are treated as a Cost of Goods Sold for our rental operation. Lease terms are typically for three years.

NOTE 10 – CONTINGENCIES

Company operations involve the handling and disposal of waste and hazardous material within a highly regulated oversight structure.  The Company is subjected to inspections by OSHA and other regulatory bodies.  Management believes that there are no current regulatory claims that would have a material effect on the Company’s financial position or results of operations.

The Company attempts to mitigate any claim or potential claim through its risk management (insurance) program and through its policies of quality control on all vehicles sold or upon which maintenance is performed.

From time to time the Company may be involved in legal matters and claims against the Company.  It is the opinion of Management, in consultation with our attorneys, that to the extent any such claim may have reasonable possibility of prevailing, potential awards or judgments would be of immaterial financial effect when considering the financial statements as a whole.

NOTE 11 – SEGMENT REPORTING

Accounting standards for the Disclosure about Segments of an Enterprise and Related Information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operations of the Company for making operational decisions and assessments of financial performance.

According to such standards, management determined that, as a consequence of our Home Healthcare Segment now comprising less than 5% of our Gross Revenue, the reporting of segment operating results is no longer relevant when considering the financial statement as a whole.

NOTE 12 – INCOME TAXES

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

For the quarter ended March 31, 2013 the company recognized a tax benefit to net income of $261,000 as a result of two factors. For the first quarter ended March 31, 2013, we recognized a tax benefit of $38,000 as a result of our Net Loss from Operations of $(526,408). In addition, we recognized a tax benefit of $223,000 as a result of the elimination of the going concern opinion previously issued by our certified auditor. As sufficient evidence now exists that the ability to recognize future tax benefits is more likely than not to occur, management elected to recognize the entire prior tax years’ accumulated and yet unrecognized tax benefit in the quarter ended March 31, 2013.

The table below summarizes the effective tax provision the period ended March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Expected federal income tax expense	$(34,000)	$365,000
State tax expense, net of federal tax effect	(4,000)	50,000
Permanent differences	—	—
	(38,000)	415,000
Increase(decrease) in allowance	(223,000)	(415,000)
Provision for Income Taxes	$(261,000)	—

The Company has deferred tax assets which are summarized as follows:

	March 31, 2013	December 31, 2011
Net operating loss carryforward	$166,000	$125,000
Allowance for doubtful accounts	95,000	98,000
Accrued expenses, related party	—	—
	261,000	223,000
Less: valuation allowance	—	(223,000)
Deferred Tax Asset	261,000	—

At March 31, 2013 the Company decreased its reserve against its deferred tax asset by $(223,000). December 31, 2012, the Company fully reserved against its deferred tax assets due to the uncertainty of the future utilization of such assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ALALYSIS OF FIANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The results of operations presented on a historical comparative basis require consideration in the nature of the change in business activity and the acquisition of business entities in 2012.  Any such comparison requires a careful examination of the change in the nature of the Company’s business activity in conjunction with numerical comparisons of quarter-to-quarter results.

Affecting first quarter quarter-to-quarter comparisons was our acquisition of Ride-Away on March 1, 2012. For comparison, the period ended March 31, 2012 contains only the results of operations for Ride-Away for the month of March 2012, whereas the period ended March 31, 2013 contains the results of operations for Ride-Away for the entire three month quarter ended March 31, 2013.

The following table provides an overview of certain key factors of our results of operations for the quarter ended March 31, 2013 as compared to March 31, 2012:

	Quarter Ended March 31,
	2013	2012
Net Revenues	$15,073,474	$8,825,230
Cost of sales	10,673,589	6,282,809
Operating Expenses:
Selling and Marketing	917,979	557,541
General and administrative	3,799,252	1,714,223
Amortization and Depreciation	169,714	97,623
Total operating expenses	4,886,945	2,369,387
Income (loss) from operations	(487,060)	173,034
Total other income (expense)	(39,348)	(111,779)
Provision for income taxes	261,000	(9,605)
Net income (loss)	$(265,408)	$51,650

Other Key Indicators:

	Quarter ended March 31,
	2013	2012
Cost of sales as a percentage of revenues	70.8%	71.2%
Gross profit margin	29.2%	28.8%
General and administrative expenses as a percentage of revenues	25.4%	19.4%
Total operating expenses as a percentage of revenues	32.4%	28.6%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Quarter ended March 31,
	2013	2012
Product Sales	$11,898,481	$7,364,235
Rental Revenue	340,714	330,725
Service and other	2,834,279	1,130,270
Total Net Revenues	$15,073,474	$8,825,230

Quarter ended March 31, 2013 and 2012

Net Revenues

For the quarter ended March 31, 2013, we reported revenues of $15,073,474 as compared to revenues of $8,825,230 for the quarter ended March 31, 2012, an increase of $6,248,244 or approximately 70.8%.   The increase is due to the business acquisition in 2012.

Product Sales Revenue - Product sales for the quarter ended March 31, 2013 and 2012 amounted to $11,898,481 and $7,364,235 respectively, an increase of $4,534,246 or 61.6%.  Rental revenue for the quarter ended March 31, 2013 and 2012 amounted to $340,714 and $330,725.  Service and other revenue for the quarter ended March 31, 2013 and 2012 amounted to $2,834,279 and $1,130,270.  These increases were due to the acquisition of Ride-Away on March 1, 2012.

Cost of Sales

Our cost of sales consists of products purchased for resale, and the lease expense for and depreciation of rental assets. For the quarter ended March 31, 2013, cost of sales was $10,673,589, or approximately 70.8% of revenues, compared to $6,282,809, or approximately 71.2% of revenues, for the quarter ended March 31, 2012. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the acquisition of Ride-Away Handicap Equipment Corp. on March 1, 2012.

We have a single vendor that represents 30% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change, management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage was largely unchanged from 28.9% for the quarter ended March 31, 2012 to 29.2% for the quarter ended March 31, 2013.

Total Operating Expense

Total operating expenses increased as a percentage of revenues to 32.4% for the quarter ended March 31, 2013 from 28.6% for the quarter ended March 31, 2012.  These changes include:

Marketing and Selling Expense. For the quarter ended March 31, 2013, marketing and selling costs were $917,979 and $557,541 for the quarter ended March 31, 2012. The increase was due to the business acquisitions made in 2012 and marketing, advertising and print advertising programs initiatives, primarily in the Modified Mobility Vehicle operations.

Depreciation and Amortization Expense.  For the quarter ended March 31, 2013, depreciation and amortization expense amounted to $183,042 as compared to $97,623 for the quarter ended March 31, 2012, an increase of $85,419. This increase is due to the fixed and intangible assets acquired in the purchase of Ride-Away.

General and Administrative Expense. For the quarter ended March 31, 2013, general and administrative expenses were $3,830,203 as compared to $1,714,223 for the quarter ended March 31, 2012, an increase of $2,115,980. The increase is due to the acquisition of business entities in 2012. For the quarter ended March 31, 2013 and 2012 general and administrative expenses consisted of the following:

	Quarter ended March 31,
	2013	2012
Rent	$191,751	$208,719
Employee compensation	2,431,255	1,122,209
Professional fees	66,316	56,220
Internet/Phone	60,299	47,894
Travel/Entertainment	99,960	72,439
Insurance	91,085	73,797
Other general and administrative	858,586	132,945
	$3,799,252	$1,714,223

•	For the quarter ended March 31, 2013, rent expense decreased by $16,968 over the same period in 2012. The increase is due to the rental adjustments leases on Ride-Away as a result of the acquisition.

•

For the quarter ended March 31, 2013, employee compensation, related taxes and stock-based compensation expenses was $2,431,255, an increase of $1,309,046 over the same period in 2012.  The increase relates primarily to the personnel added with the acquisition of Ride-Away and to the addition of several key positions in support of recent acquisitions.

•

For the quarter ended March 31, 2013, professional fees increased to $66,316 as compared to $56,220 for the quarter ended March 31, 2012; an increase of $10,096.  The increase is due primarily to the additional expense related to the expansion of our business entities.

•

For the quarter ended March 31, 2013, internet/telephone expense increased to $60,299 as compared to $47,894 for the same period in 2012, an increase of $12,405.  This increase is due to the addition of the Ride-Away subsidiary and its operations and locations.

•

For the quarter ended March 31, 2013, travel and entertainment expense increased to $99,960 as compared to $72,439 for the same period in 2012, an increase of $27,521.  This increase is due to the increased travel necessitated by the addition of the Ride-Away subsidiary.

•

For the quarter ended March 31, 2013 insurance expense increased to $91,085 as compared to $73,797 for the quarter ended March 31, 2012, an increase of $17,288.  This increase is due to the addition of the Ride-Away locations.

•

For the quarter ended March 31, 2013, other general and administrative expense increased to $889,537 as compared to $132,945 for the quarter ended March 31, 2012, an increase of $756,592.  This increase is due to the addition of the Ride-Away subsidiary.

Income (Loss) From Operations

We reported income (loss) from operations of $(526,408) for the quarter ended March 31, 2013 as compared to a net income from operations of $61,255 for the quarter ended March 31, 2012.

Other income (Expense)

Other Income (Expense) for the quarter ended March 31, 2013 amounted to $(39,348) compared to $(111,779) for the quarter ended March 31, 2012. Other income and expense consists of Other Income, Acquisition Fees, and Interest Expense.

Other Income consists primarily of discounts earned and totaled $144,087 for the quarter ended March 31, 2013 and $72,709 for the quarter ended March 31, 2012. The increase is due to additional discounts earned with the acquisition of the Ride-Away subsidiary.

Acquisition fees for the quarter ended March 31, 2013 and 2012 were $0 and $(27,740) respectively.  These are the various legal and professional fees incurred in the acquisition of Ride-Away which occurred on March 1, 2012.

Interest expense for the quarter ended March 31, 2013 amounted to $(184,098) as compared to $(156,748) for the quarter ended March 31, 2012, an increase of $27,350.  This increase is due to the additional debt the Company incurred in the acquisition of the Ride-Away.

Net Income (Loss)

Our net income (loss) was $(265,408) for the quarter ended March 31, 2013 compared to net income of $51,650 for the quarter ended March 31, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012	$ Change	% Change
Working capital surplus (deficit)	$391,601	$850,999	$(459,398)	(54.0%	)

Cash	1,347,153	850,391	497,462	58.5%
Accounts receivable, net	5,319,852	7,116,008	(1,796,156)	(25.2%	)
Inventory	12,076,023	10,746,771	1,329,252	12.4%
Total current assets	$19,103,959	$18,891,112	$212,847	1.1%
Property and equipment, net	1,397,563	1,521,267	(123,704)	(8.1%	)
Intangible property, net	7,196,218	7,277,644	(81,426)	(1.1%	)
Total assets	$27,977,108	$27,714,262	$262,846	0.9%

Accounts payable and accrued liabilities	$2,312,470	$2,628,866	$(316,396)	(12.0%	)
Other Current Liabilities	609,333	377,724	231,609	61.3%
Customer deposits and deferred revenue	478,074	909,465	(431,391)	(47.4%	)
Note Payable – Floor Plan	8,787,444	7,421,638	1,365,806	18.4%
Line of credit	5,907,368	6,081,368	(174,000)	(2.9%	)

Notes payable, current	617,660	621,052	(3,392)	(0.5%	)
Total current liabilities	$18,712,358	$18,040,113	$672,245	3.7%
Notes payable-long term	1,647,542	1,833,746	(186,204)	(10.2%	)
Notes payable, related party-long term	4,595,033	4,556,861	38,172	0.8%
Total liabilities	$24,954,933	$24,430,720	$524,213	2.1%
Accumulated deficit	(4,530,656)	(4,265,290)	(265,408)	6.2%
Stockholders’ equity (deficit)	$3,022,175	$3,283,542	$(261,367)	(8.0%	)

Net cash used by operating activities was $(567,754) for the quarter ended March 31, 2013. For the quarter ended March 31, 2013, we had net income (loss) of $(265,408) and non-cash items such as depreciation and amortization expense of $183,042 and stock-based compensation of $2,000; add back decreases from changes in assets and liabilities of $487,382. During the quarter ended March 31, 2013 we experienced a decrease in accounts receivable of $1,796,156, an increase in inventory of $1,329,252, an increase in prepaid expenses of $182,989, and a decrease in accounts payable and accrued liabilities of $316,396.

Net cash provided in operating activities was $794,874 for the quarter ended March 31, 2012. For the quarter ended March 31, 2012, we had net income of $51,650 supplemented by non-cash items such as depreciation expense of $97,623 and stock based compensation of $18,432. During the quarter ended March 31, 2012 we experienced a decrease in accounts receivable of $213,698, an increase in inventory of $1,510,632, and an increase in prepaid expenses of $113,113.

Net cash provided in investing activities for the quarter ended March 31, 2013 was $22,088 as compared to net cash used in investing activities of $(94,093) for the quarter ended March 31, 2012.

Net cash provided by financing activities for the quarter ended March 31, 2013 was $1,042,423, primarily resulting from increases in our floor plan line of credit. For the quarter ended March 31, 2012, net cash used by financing activities was $226,334.  This consisted of repayments on our lines of notes payable.

At March 31, 2013 we had a working capital of $391,601 and accumulated deficit of $(4,530,656).

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

With reference to SEC Regulation S-K Item 303(d), tables summarizing our contractual obligations are not required.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our quantitative and qualitative market risks since the prior reporting period.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company is exempt from the reporting requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 [the “Exchange Act”]), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are significantly deficient due to insufficient qualified resources to perform such functions. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, management has identified significant deficiencies related to, among other things, (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform these functions.  Due to our size and the nature of our business, segregation of all conflicting duties may not be possible and may not be economically feasible. However, to the extent possible, we have implemented procedures to verify that the initiation of transactions, the custody of assets and the recording of transactions are properly performed by separate individuals and that the risk associated with potential losses in these functions is minimized.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time the Company is made to answer various legal disputes arising out of the ordinary course of doing business.  It is the opinion of management, in consultation with our attorneys, that to the extent such parties may have a reasonable possibility of prevailing against us, such potential awards or judgments would be of immaterial financial relevance when considering the financial statements as a whole.

ITEM 1A.   RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2013 we issued 178,740 shares of common stock totaling $2,000 as employee compensation to an officer and we issued an additional 159,370 shares of common stock for $2,000. The number of outstanding shares of our common stock as of March 31, 2013 was 988,190,882. Subsequently we issued 61,349 shares of common stock in the amount of $1,000 as employee compensation to an officer. The number of outstanding shares of our common stock as of April 30, 2013 is 988,252,231.

All of the foregoing issuances and sales were made to accredited investors and/or employees and accordingly these issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DSICLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS

Attached hereto and incorporated by reference are the following exhibits:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Form 8K, dated January 7, 2013**
99.2	Form 8K, dated April 8, 2013**
101	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.***

*     Filed herein

**   Previously filed and incorporated by reference

*** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hasco MEDICAL, INC.

By:/s/ Hal Compton, Jr.
May 15, 2013	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By:/s/ Timothy Spence
May 15, 2013	Timothy Spence,
Chief Financial Officer, principal financial and accounting officer