Form 10-Q
period 2013-06-30
HASCO Medical, Inc.
filed 2013-08-14
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

or

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

988,309,702 shares of common stock were issued and outstanding as of July 31, 2013.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, a decline in general economic conditions nationally and internationally; decreased demand for our products and services; a change in the market acceptance of our products and services; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize new and improved products and services; our ability to raise capital to fund continuing operations; changes in government regulation; our ability to complete customer transactions and capital raising transactions; and other factors (including the risks contained in the sections of our annual report on Form 10-K entitled “Risk Factors”) relating to our industry, our operations and results of operations or any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,068,250	$850,391
Accounts receivable, net of allowance for doubtful accounts of $242,545 and $414,718 respectively	6,072,734	7,116,008
Inventory	11,590,960	10,746,771
Deferred tax asset	297,633	—
Prepaid expenses	570,863	177,942
Total current assets	19,600,440	18,891,112

Property & equipment, net of accumulated depreciation of $1,072,021 and $997,998, respectively	1,318,085	1,521,267

Intangible property, net of accumulated amortization of $589,022 and $426,169, respectively	7,114,791	7,277,644
Other non-current assets	9,959	24,239
Total Assets	$28,043,275	$27,714,262

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,065,196	$2,628,866
Other current liabilities	720,576	377,724
Customer deposits and deferred revenue	538,660	909,465
Note Payable - Floor Plan	10,379,553	7,421,638
Line of Credit	3,271,178	6,081,368
Current portion of Notes Payable	279,701	114,265
Current portion of loans and notes payable, related parties	174,020	506,787

Total current liabilities	18,428,884	18,040,113

Notes payable, net of current portion	4,707,798	1,833,746
Notes payable to related party, net of current portion	1,515,822	4,556,861
Total liabilities	24,652,504	24,430,720

Stockholders’ Equity
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 2,000,000,000 shares authorized; and 988,309,702 and 987,852,772 shares issued and outstanding, respectively	988,310	987,853
Additional paid-in capital	6,566,522	6,560,979
Accumulated deficit	(4,164,061)	(4,265,290)
Total stockholders’ equity	3,390,771	3,283,542

Total Liabilities and Stockholders’ Equity	$28,043,275	$27,714,262

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30
	2013	2012

Revenues, net	$18,710,325	$19,477,927
Cost of sales	13,402,740	14,191,142
Gross profit	5,307,585	5,286,785

Operating expenses:
Selling and marketing	1,091,839	330,620
General and administrative	3,634,242	4,425,037
Amortization and depreciation	151,951	124,401
Total operating expenses	4,878,032	4,880,058

Income (loss) from operations	429,553	406,727

Other income (expense)
Other income	205,961	161,381
Acquisition Fees	—	—
Interest expenses	(164,358)	(219,088)
Total other income (expense)	41,603	(57,707)

Income (loss) from continuing operations before income taxes	471,156	349,020

Provision for income taxes	(17,012)	(33,016)

Net income (loss) from continuing operations	$454,144	$316,004
(Loss) from Discontinued Operations, net of income tax	(87,527)	(113,050)
Net Income (Loss)	366,617	202,954

Earnings per share:
Basic and dilutive-Continuing Operations	$0.00	0.00
Basic and dilutive-Discontinued Operations	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	988,278,663	977,113,039

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Six Months Ended June 30
	2013	2012

Revenues, net	$33,665,834	$28,020,159
Cost of sales	24,032,131	20,033,102
Gross profit	9,633,703	7,987,057

Operating expenses:
Selling and marketing	2,009,339	434,964
General and administrative	7,234,267	6,674,361
Amortization and depreciation	320,578	208,702
Total operating expenses	9,564,184	7,318,027

Income (loss) from operations	69,519	669,030

Other income (expense)
Other income	350,698	233,502
Acquisition Fees	—	(26,740)
Interest expenses	(344,362)	(350,150)
Total other income (expense)	6,336	(143,388)

Income (loss) from continuing operations before income taxes	75,855	525,642

Provision for income taxes	194,175	(44,612)

Net income (loss) from continuing operations	$270,030	$481,030
(Loss) from Discontinued Operations, net of income tax	(168,801)	(226,426)
Net Income (Loss)	101,229	254,604

Earnings per share:
Basic and dilutive-Continuing Operations	$0.00	$0.00
Basic and dilutive-Discontinued Operations	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	988,003,408	909,299,520

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2013	2012

Cash Flows from Operating Activities:
Net income ( loss) from Continued Operations	$270,030	$481,030
Net income ( loss) from Discontinued Operations	(168,801)	(226,426)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	344,707	337,464
Gain on disposal of property and equipment	—	(29,055)
Stock based compensation	4,000	81,737
Issuance of stock in settlement of services	—	47,932
Bad debt expense	—	(53,660)
Changes in assets and liabilities:
Accounts receivable	1,043,274	369,642
Inventory	(844,190)	(410,710)
Deferred Tax Asset	(297,633)	—
Prepaid expenses	(392,921)	(77,226)
Intangibles	—	—
Other assets	14,282	250,919
Accounts payable	436,328	372,651
Customer deposits and deferred revenue	(370,805)	(803)
Accrued expenses and other liabilities	342,852	32,065
Net Cash (Used) Provided by Operating Activities	381,123	1,175,560

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	1,900	54,000
Decrease (increase) in fixed assets	144,437	—
Purchase of property and equipment	(125,009)	(153,453)
Net Cash Provided by (Used in) Investing Activities	21,328	(99,453)

Cash Flows from Financing Activities:
Lines of credit and floor plan, net	147,725	18,858
Proceeds from sale of common stock	2,000	9,890
Proceeds from note and loan payable	—	—
Repayments of notes payable	(334,317)	(64,295)
Net Cash Provided (Used) by Financing Activities	(184,592)	(35,547)

Net increase/decrease in Cash	217,859	1,040,560
Cash at beginning of period	850,391	212,460
Cash at end of period	$1,068,250	$1,253,020

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$344,362	$366,872
Income taxes	$—	$—

Non-Cash transactions:
Promissory notes issued for the acquisition of assets	$—	$3,000,000
Intangibles and net assets acquired in Ride-Away acquisition	$—	$6,000,000

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hasco Medical, Inc., formerly BBC Graphics of Palm Beach Inc. was incorporated in May 1999 under the laws of the State of Florida. Through a series of transactions, BBC Graphics of Palm Beach Inc. (at the time an inactive corporation) became Hasco Medical, Inc. (Hasco).  Concurrently, Hasco Medical, Inc. acquired Southern Medical & Mobility.  In May, 2011, Hasco acquired Mobility Freedom, Inc. and Wheelchair Vans of America.  In November, 2011, Hasco acquired Certified Medical Systems II (Certified Medical).  A more detailed description of these transactions is contained in our 10-K filing with the Securities and Exchange Commission for the period ended December 31, 2012. On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).

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

Modified Mobility Vehicles

Ride-Away and Mobility Freedom serve individuals with physical limitations that need specialty equipment in order to safely operate a vehicle.  We also provide products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment are paid for directly by a federal or state agency.  For the periods ended June 30, 2013 and 2012, approximately 19.6% and 16% of the Modified Mobility Vehicles segment revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).   Mobility Freedom and Ride-Away are both VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate.

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

On June 21, 2013, the Board approved the closure of Southern Medical. This closure began on June 25, 2013.

Discontinued Operations

During the second quarter of 2013, the Company initiated a plan to liquidate the division of Southern Medical and Mobility. These operations were originally reported in the Home Health Care segment. The Company assessed the fair value of the operations less the disposal costs and concluded there is no impairment of the carrying value of the assets.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated entities are:

•	Hasco Holdings, Inc.;
•	Southern Medical & Mobility, Inc.; (discontinued operations)
•	Mobility Freedom, Inc.;
•	Ride Away Handicapped Equipment, Inc.;
•	Certified Medical Systems II, Inc.; and
•	Certified Medical Auto Division, Inc. (inactive).

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2013 and December 31, 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of June 30, 2013 and December 31, 2012, because of the relatively short-term maturity of these instruments and their market interest rates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time and for the periods ended June 30, 2013 and December 31, 2012, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at June 30, 2013 and December 31, 2012, and generally does not require collateral for revenue generated from equipment sales and supplies.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable includes receivables due from Medicare, Medicaid, and third party payers.  The bad debt allowance as of June 30, 2013 and December 31, 2012 was $242,545 and $414,718, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Property and Equipment

Property and equipment, including rental equipment, are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Depreciation of rental equipment is computed using the straight-line method over the estimated useful lives, generally one to five years. Depreciation of rental equipment is charged to cost of sales. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the periods ended June 30, 2013 and December 31, 2012.

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

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the periods ended June 30, 2013 and June 30, 2012 totaled $2,009,339 and $434,964, respectively. The increase is due primarily to the acquisition of the Ride-Away subsidiary.

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

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers current and past performance, the operating market environment; tax planning strategies and the length of tax benefit carry forward periods.

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

Earnings Per Share

Earnings per common share are calculated under the provisions of a FASB issued new guidance, which established new accounting standards for computing and presenting earnings per share. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding if they would be anti-dilutive. There were no stock options which could potentially dilute earnings per share as of June 30, 2013 and December 31, 2012, respectively.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Quarter ended June 30, 2013	Quarter ended June 30, 2012
Numerator:
Net income (loss)	$366,617	$202,954

Denominator:
Denominator for basic loss per share
(weighted-average shares)	988,278,633	971,113,039

Denominator for dilutive loss per share
(adjusted weighted-average)	988,278,633	977,113,039

Basic and diluted loss per share from continuing operations	$0.00	$0.00

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the quarter ended June 30, 2013, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements were available to be issued, as of the date filed with the Securities and Exchange Commission. The Company has concluded that all subsequent events have been properly disclosed.

Effective April 8, 2013, Mark Lore, Vice President and Scott Compton, Chief Marketing Officer resigned their respective positions from Hasco Medical, Inc.

The number of outstanding shares of our common stock as of June 30, 2013 was 988,309,702.

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

NOTE 2 – INVENTORY

Inventory consists of the following:

	June 30, 2013	December 31, 2012
Inventory	$11,124,138	$10,746,771
Work in Process	466,822	—
	$11,590,960	$10,746,771

NOTE 3 – INTANGIBLES

Intangible assets consist of the following:

		June 30,	December 31,
	Estimated	2013	2012
	Life	(unaudited)	(audited)
Goodwill related to acquisition of Certified Medical and Certified Auto	Indeterminate	$105,454	$105,454
Goodwill related to acquisition of Ride-Away	Indeterminate	684,253	684,253
Customer List related to acquisition of Ride-Away	20 years	2,000,000	2,000,000
Trade name related to acquisition of Ride-Away	30 years	1,200,000	1,200,000
Intangible Assets related to acquisition of Mobility Freedom	20 years	3,714,106	3,714,106
Total		7,703,813	7,703,813
Accumulated amortization		(589,022)	(426,169)
Net		$7,114,791	$7,277,644

For the six months ended June 30, 2013 and 2012 amortization expense was $162,853 and $139,516, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		June 30,	December 31,
	Estimated	2013	2012
	Life	(unaudited)	(audited)
Building improvements	15-39 years	$928,845	$924,654
Office furniture and equipment	3-5 years	269,357	313,048
Rental equipment	13-36 months	1,039,181	1,119,290
Vehicles	5 years	152,723	162,273
Total		2,390,106	2,519,265
Accumulated depreciation		(1,072,021)	(997,998)
Net		$1,318,085	$1,521,267

For the six months ended June 30, 2013 and 2012 depreciation expense amounted to $181,129 and $197,948, respectively of which $22,311 and $6,368 is included in discontinued operations, respectively.

NOTE 5 – NOTES PAYABLE

Revolving Line of Credit

On November 1, 2012, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of June 30, 2013.  The bank has granted the Company an extension until September 28, 2013.  Payments due are interest only and the interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $3,271,178 at June 30, 2013. As of June 30, 2013, the Company was in compliance with all covenants.

Note Payable – Floor Plan

The Company has a “floor plan” line of credit with General Electric Credit Corporation with a maximum borrowing capacity of $11,000,000 for Ride-Away and $4,850,000 for Mobility Freedom.  The borrowing capacity was increased by $5 million May 20, 2013. Amounts borrowed for vehicle inventory acquisition under this line bear no interest for a short term and then bear interest based upon the 90 day LIBOR rate.  The loan balance on the vehicle is due when the vehicle is sold.  If the vehicle is not sold within six months, a graduated percentage of the balance is due with the entire balance due at twelve months. The note is secured by vehicles financed.   At June 30, 2013 the Company had $10,379,553 outstanding under these lines.

Installment Debt

Installment debts consist of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	30,631	35,343

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 5% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom.	1,825,100	1,878,293

Note Payable to related party, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,689,842	1,773,591

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	28,125	34,375

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences June 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,722,160	2,863,060

Commercial Note payable, dated March 1, 2012, issued for the acquisition or Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	381,483	426,997

Total debt	6,677,341	7,011,659

Current portion of long-term debt, notes payable	453,721	621,052
Long-term portion	$6,223,620	$6,390,607

Future debt amortization:

2013	$286,648
2014	653,731
2015	685,084
2016	709,729
2017	642,192
thereafter	3,699,957
$6,677,341

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

In the first quarter of 2013, 178,740 shares of common stock valued at $2,000 were issued to our former Chief Financial Officer as employee compensation. In the second quarter of 2013, 118,120 shares of common stock valued at $2,000 were issued to our former Chief Financial Officer as employee compensation

Sale of common stock

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

NOTE 8 – STOCK OPTION AND STOCK GRANT PLANS

All previously issued stock option grants were cancelled with no shares having been exercised.

In the first six months of 2013, 297,560 shares of common stock valued at $4000 were issued to an officer as employee compensation.

NOTE 9 – COMMITMENTS

Operating Leases

The Ride-Away division leases office space in twelve locations from Maine to Florida under two to twenty-one year operating leases that expire in varying dates from August 31, 2013 to January 15, 2027. The Mobility Freedom division leases office space in four Florida locations under two to five year operating leases that expire at varying dates from April 30, 2014 to September 30, 2015. The Certified Mobility and Certified Auto division leases office space in Ocala, Florida under a five-year operating lease that expires on April 30, 2014. The Company leased office space in Mobile, Alabama under a five-year operating lease that expired on June 30, 2013.  The office lease agreements have certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine.  Future minimum rental payments required under these operating leases are as follows:

Remainder of 2013	$1,080,766
2014	1,553,355
2015	1,193,230
2016	855,000
2017 and thereafter	1,168,175
$5,850,526

Rent expense was $907,961 and $650,825 for the six months ended June 30, 2013 and 2012, respectively.

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

NOTE 12 – INCOME TAXES

For the quarter ended June 30, 2013 the company recognized an income tax benefit of $36,633. This includes an income tax benefit related to discontinued operations of $53,645 and income tax expense of $17,012 related to continuing operations. The income tax benefit for the six months ended June 30, 2013 was $297,633. This includes an income tax benefit related to discontinued operations of $103,458 and an income tax benefit of $194,175 related to continuing operations.  The continuing operations tax benefit includes a tax benefit of $223,000 recognized in the first quarter of 2013 as a result of the decrease in the deferred tax valuation allowance. Based on all available evidence including the company’s recent history of profitability, management made the decision to eliminate the valuation allowance.

The company’s tax benefit of $297,633 for the six months ended June 30, 2013 differs from the amount calculated using the federal statutory rate of 34% on pre-tax earnings. The differences include the tax benefit of removing the valuation allowance of $223,000 and a state income tax benefit of $7,856.

The table below summarizes the tax provision for the six months periods ended June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Federal income tax expense(benefit)	$(66,777)	$39,916
State tax expense (benefit)	(7,856)	4,696
	(74,633)	44,612
Increase(decrease) in valuation allowance	(223,000)	—
Provision for Income Taxes	$(297,633)	$44,612

The Company has deferred tax assets which are summarized as follows:

	June 30, 2013	June 30, 2012
Net operating loss carryforward	$202,633	$132,000
Allowance for doubtful accounts	95,000	91,000
Accrued expenses, related party	—	—
	297,633	223,000
Less: valuation allowance	—	(223,000)
Deferred Tax Asset	297,633	—

NOTE 13 – SUBSEQUENT EVENTS

The Company has made the decision to focus on our core business providing Mobility options. In keeping with this decision, the Company has announced its intent to purchase privately held Auto Mobility Sales, Inc. of Lake Worth, Florida, a leader in wheelchair accessible vehicle sales, service and rentals in southeastern Florida.

The acquisition of Auto Mobility Sales, Inc. complements and expands HASCO’s strategy of becoming a leading consolidator of wheelchair accessible mobility dealers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following table provides an overview of certain key factors of our results of continuing operations for the quarter ended June 30, 2013 as compared to June 30, 2012:

	Quarter Ended June 30,
	2013	2012
Net Revenues	$18,710,325	$19,477,927
Cost of sales	13,402,740	14,191,142
Operating Expenses:
Selling and Marketing	1,091,839	330,620
General and administrative	3634,242	4,425,037
Amortization and Depreciation	151,951	124,401
Total operating expenses	4,878,032	4,880,058
Income (loss) from operations	429,553	406,727
Total other income (expense)	41,603	(57,707)
Provision for income taxes	(17,012)	(33,016)
Net income (loss) from Continuing Operations	$454,144	$316,004

Other Key Indicators:

	Quarter Ended June 30,
	2013	2012
Cost of sales as a percentage of revenues	71.6%	72.8%
Gross profit margin	28.5%	27.1%
General and administrative expenses as a percentage of revenues	19.4%	22.7%
Total operating expenses as a percentage of revenues	26.0%	25.1%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Quarter ended June 30,
	2013	2012
Product Sales	$14,806,795	$15,312,280
Rental Revenue	277,133	323,752
Service and other	3,630,397	3,841,895
Total Net Revenues	$18,710,325	$19,477,927

Quarter ended June 30, 2013 and 2012

Net Revenues

For the quarter ended June 30, 2013, we reported revenues of $18,710,325 as compared to revenues of $19,477,927 for the quarter ended June 30, 2012, a decrease of $767,602 or approximately 3.9%.  The decrease is due to the reduction in private pay business for van sales.

Product Sales Revenue - Product sales for the quarter ended June 30, 2013 and 2012 amounted to $14,806,795 and $15,312,280 respectively, a decrease of $505,485 or 3.3%.  Rental revenue for the quarter ended June 30, 2013 and 2012 amounted to $277,133 and $323,752.  Service and other revenue for the quarter ended June 30, 2013 and 2012 amounted to $3,630,397 and $3,841,895.  These decreases were due to the reduction in private pay business for van sales.

Cost of Sales

Our cost of sales consists of products purchased for resale, and the lease expense for and depreciation of rental assets. For the quarter ended June 30, 2013, cost of sales was $13,402,740, or approximately 71.6% of revenues, compared to $14,191,142, or approximately 72.8% of revenues, for the quarter ended June 30, 2012. The overall decrease of cost of sales for our Modified Mobility Vehicle operations is due to the decrease in revenue.

We have a single vendor that represents 30% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage increased from 27.1% for the quarter ended June 30, 2012 to 28.5 % for the quarter ended June 30, 2013.

Total Operating Expense

Total operating expenses increased as a percentage of revenues to 26.0 % for the quarter ended June 30, 2013 from 25.1% for the quarter ended June 30, 2012.  These changes include:

Marketing and Selling Expense. For the quarter ended June 30, 2013, marketing and selling costs were $1,091,839 and $330,620 for the quarter ended June 30, 2012. The increase was due to the business acquisitions made in 2012 and marketing, advertising and print advertising programs initiatives, primarily in the Modified Mobility Vehicle operations.

Depreciation and Amortization Expense.  For the quarter ended June 30, 2013, depreciation and amortization expense amounted to $151,951 as compared to $124,401 for the quarter ended June 30, 2012, an increase of $28,550.  This increase is due to the fixed and intangible assets acquired in the purchase of Ride-Away.

General and Administrative Expense. For the quarter ended June 30, 2013, general and administrative expenses were $3,634,242 as compared to $4,425,037 for the quarter ended June 30, 2012, a decrease of $790,795. The decrease is due to the synergies attained with the acquisition of business entities in 2012. For the quarter ended June 30, 2013 and 2012 general and administrative expenses consisted of the following:

	Quarter ended June 30,
	2013	2012
Rent	$438,516	$92,236
Employee compensation	2,353,148	3,071,110
Professional fees	67,565	66,932
Internet/Phone	57,252	37,856
Travel/Entertainment	109,974	73,968
Insurance	82,350	53,823
Other general and administrative	525,437	1,029,112
	$3,634,242	$4,425,037

•	For the quarter ended June 30, 2013, rent expense increased by $346,280 over the same period in 2012. The increase is due to the rental adjustments leases on Ride-Away as a result of the acquisition.

•	For the quarter ended June 30, 2013, employee compensation, related taxes and stock-based compensation expenses was $2,353,148, a decrease of $717,962 over the same period in 2012.

•	For the quarter ended June 30, 2013, professional fees increased to $67,565 as compared to $66,932 for the quarter ended June 30, 2012; an increase of $633.

•

For the quarter ended June 30, 2013, internet/telephone expense increased to $57,252 as compared to $37,856 for the same period in 2012, an increase of $19,396.  This increase is due to the addition of the Ride-Away subsidiary and its operations and locations.

•

For the quarter ended June 30, 2013, travel and entertainment expense increased to $109,974 as compared to $73,968 for the same period in 2012, an increase of $36,006.  This increase is due to the increased travel necessitated by the addition of the Ride-Away subsidiary.

•

For the quarter ended June 30, 2013 insurance expense increased to $82,350 as compared to $53,823 for the quarter ended June 30, 2012, an increase of $28,527.  This increase is due to the addition of the Ride-Away locations.

•

For the quarter ended June 30, 2013, other general and administrative expense decreased to $525,437 as compared to $1,029,112 for the quarter ended June 30, 2012, a decrease of $503,675.  This decrease is due to the synergies attained with the addition of the Ride-Away subsidiary.

Income (Loss) From Operations

We reported income (loss) from continuing operations of $454,144 for the quarter ended June 30, 2013 as compared to a net income from continuing operations of $316,004 for the quarter ended June 30, 2012.

Other income (Expense)

Other Income (Expense) for the quarter ended June 30, 2013 amounted to $41,603 compared to $(57,707) for the quarter ended June 30, 2012.   Other income and expense consists of Other Income, Acquisition Fees, and Interest Expense.

Other Income consists primarily of discounts earned and totaled $205,961 for the quarter ended June 30, 2013 and $161,381 for the quarter ended June 30, 2012.    The increase is due to additional discounts earned with the acquisition of the Ride-Away subsidiary.

Interest expense for the quarter ended June 30, 2013 amounted to $(164,358) as compared to $(219,088) for the quarter ended June 30, 2012, a decrease of $54,730.  This decrease is due to the refinancing of debt the Company acquired in the acquisition of the Ride-Away.

Net Income (Loss)

Our net income (loss) was $366,617 for the quarter ended June 30, 2013 compared to net income of $202,954 for the quarter ended June 30, 2012.

Liquidity and Capital Resources

We manage our liquidity to ensure access to sufficient funding at acceptable costs to fund our ongoing operating requirements and future capital expenditures while continuing to meet our financial obligations. The Company believes our cash equivalents, funds generated through future operations and amounts available under our secured new and used vehicle floor plan facilities will be sufficient to fund our working capital requirements, service our debt, and pay any commitments for the foreseeable future.

The following table provides an overview of certain selected balance sheet comparisons between June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012	$ Change	% Change
Working capital surplus (deficit)	$1,171,556	$850,999	$320,557	37.7%

Cash	1,068,250	850,391	217,859	25.6%
Accounts receivable, net	6,072,734	7,116,008	(1,043,274)	(14.7%	)
Inventory	11,590,960	10,746,771	844,189	7.9%
Total current assets	$19,687,883	$18,891,112	$796,771	4.2%
Property and equipment, net	1,318,085	1,521,267	(203,182)	(13.3%	)
Intangible property, net	7,114,791	7,277,644	(162,853)	(2.2%	)
Total assets	$28,130,718	$27,714,262	$416,456	1.5%

Accounts payable and accrued liabilities	$3,065,196	$2,628,866	$436,330	16.6%

Other Current Liabilities	720,576	377,724	342,852	90.8%
Customer deposits and deferred revenue	538,660	909,465	(370,805)	(40.8%	)

Note Payable – Floor Plan	10,379,553	7,421,638	2,957,915	39.9%
Line of credit	3,271,178	6,081,368	(2,810,190)	(46.2%	)

Notes payable, current	453,721	621,052	(167,331)	(26.9%	)

Total current liabilities	$18,428,884	$18,040,113	$388,771	2.2%
Notes payable-long term	4,707,798	1,833,746	2,874,053	156.7%
Notes payable, related party-long term	1,515,822	4,556,861	(3,041,039)	(66.7%	)
Total liabilities	$24,652,504	$24,430,720	$221,784.9%

Accumulated deficit	(4,164,061)	(4,265,290)	101,229	2.4%

Stockholders’ equity (deficit)	$3,390,771	$3,283,542	$261,367	3.3%

Net cash provided by operating activities was $381,123 for the six months ended June 30, 2013. For the six months ended June 30, 2013, we had net income (loss) of $101,229 and non-cash items such as depreciation and amortization expense of $344,707 and stock-based compensation of $4,000; add back decreases from changes in assets and liabilities of $68,813.  During the six months ended June 30, 2013 we experienced a decrease in accounts receivable of $1,043,274, an increase in inventory of $844,190, an increase in prepaid expenses of $392,921, and an increase in accounts payable and accrued liabilities of $779,182.

Net cash provided in operating activities was $1,175,560 for the six months ended June 30, 2012. For the six months ended June 30, 2012, we had net income of $254,607 supplemented by non-cash items such as depreciation expense of $337,464 and stock based compensation of $81,737. During the six months ended June 30, 2012 we experienced a decrease in accounts receivable of $369,642, an increase in inventory of $410,710, and an increase in prepaid expenses of $77,226.

Net cash provided in investing activities for the six months ended June 30, 2013 was $21,328 as compared to net cash used in investing activities of $(99,453) for the six months ended June 30, 2012.

Net cash used by financing activities for the quarter ended June 30, 2013 and 2012 was $184,592 and $35,547,

respectively.  This consisted of repayments on our lines of notes payable.

At June 30, 2013 we had a working capital of $1,171,556 and accumulated deficit of $(4,164,061).

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 [the “Exchange Act”]), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are significantly deficient due to insufficient qualified resources to perform such functions.  During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, management has identified significant deficiencies related to, among other things, (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2013 we issued 118,820 shares of common stock totaling $2,000 as employee compensation to an officer.

The number of outstanding shares of our common stock as of June 30, 2013 was 988,390,702.

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

Hasco Medical, Inc.

By: /s/ Hal Compton, Jr.
August 14, 2013	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Robin Urban
August 14, 2013	Robin Urban
Interim Chief Financial Officer, principal financial and accounting officer