Form 10-K/A
period 2012-12-31
HASCO Medical, Inc.
filed 2014-02-19
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes ☐ No

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

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

EXPLANATORY NOTE

This First Amended Annual Report on Form 10-K/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the fiscal years ended December 31, 2012 and 2011; and amends Item 1 of Part I; Items 7, 8, and 9A of Part II and Item 15 of Part IV of our Annual Report on Form 10-K previously filed on March 29, 2013 (the “Original Filing”). This restatement is necessary due to (1) required corrections to the purchase price allocations related to the May 13, 2011 acquisition of Mobility Freedom, Inc. and the March 1, 2012 acquisition of Ride-Away Handicap Equipment Corp. and the effects of these corrections on amortization expense and other income accounts, (2) a correction to the classification of certain direct labor and overhead expenses originally reported as administrative expenses and now reported as cost of sales for the years ended December 31, 2012 and 2011, (3) a correction to the method used to depreciate leasehold improvements from useful life to the shorter of useful life or lease term, (4) a correction to the accounting for sold vehicles that previously had not been fully relieved from inventory, (5) an adjustment for the impairment of all of the goodwill associated with the Home Healthcare reporting unit in the quarter ended December 31, 2012, (6) correction to the method used to account for certain Home Healthcare revenues using the gross revenue method to the net revenue method and (7) the tax effects of the above corrections. The Company has also concluded that there was a material weakness in internal control over financial reporting as of December 31, 2012.

This First Amended Annual Report on Form 10-K/A for the fiscal years ended December 31, 2012 and 2011 (the “Amended Report”) amends and restates only those items of the previously filed Annual Report on Form 10-K which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements, except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 15 to our Consolidated Financial Statements included in Part II - Item 8. No other information contained in our previously filed Form 10-K for the year ended December 31, 2012 has been updated or amended.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

HASCO MEDICAL, INC.

FORM 10-K

TABLE OF CONTENTS

		Page No.
Part I
Item 1.	Business.	1

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 8.	Financial Statements and Supplementary Data.	18
Item 9A.	Controls and Procedures.	18

Part IV

Item 15.	Exhibits, Financial Statement Schedules.	22

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

General development of business

HASCO Medical, Inc., formerly BBC Graphics of Palm Beach Inc., was incorporated in May 1999 under the laws of the State of Florida. We operated as a provider of advertising and graphic design services. In June 2009, we changed our name to HASCO Medical, Inc. In May 2009, we changed our fiscal year end from September 30 to December 31.

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

On May 13, 2011, the Company completed the acquisition of Mobility Freedom Inc. and Wheelchair Vans of America. Mobility Freedom is a Florida Corporation founded in 1999. A few years after the business started Mobility Freedom, Inc. purchased a van rental company, which now does business under the name “Wheelchair Vans of America.” Pursuant to the terms of the transaction, HASCO paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term, bearing interest at 6%, for a total consideration of $3,850,000 along with 250,000 shares of HASCO Medical, Inc. common stock. In connection with the cash payment, a related party loaned Hasco $2,000,000 payable over ten years and bearing 5% interest.

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

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away). Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid Mark Lore, the sole selling shareholder of Ride-Away, $500,000 in cash and a $3,000,000 Promissory Note bearing 5% simple interest, principal and interest payable monthly over 10 years, along with 176,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000. Mark Lore is now a Vice-President of Hasco Medical.

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

Historically, our operations were focused on the provision of a diversified range of home health care services and products. Following our May 2011 acquisition of Mobility Freedom and our March 2012 acquisition of Ride-Away, our operations are conducted within two business units:

•

Wheelchair Vans – conducts sales of handicap accessible vans, parts and services as well as the rental of such vehicles. This segment consists of Ride-Away Handicap Equipment Corp. which has eleven locations from Maine to Florida, and Mobility Freedom Inc. which has five locations in Florida and includes "Wheelchair Vans of America" operating our van rental operations. "Certified Medical Auto" is an inactive entity.

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

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away). Pursuant to the terms of the Stock Purchase Agreement, Hasco Medical paid the sole selling shareholder of Ride-Away $500,000 in cash and a $3,000,000 Promissory Note bearing 5% simple interest, principal and interest payable monthly over 10 years, along with 176,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.

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

Restatement

We have become aware that we:

A)

had failed to properly record the purchase price allocations related to the May 13, 2011 acquisition of Mobility Freedom, Inc. and the March 1, 2012 acquisition of Ride-Away Handicap Equipment Corp. and the effects of these corrections on amortization expense and other income accounts. The error had a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2012, and for each of the quarters for the year ended December 31, 2012.

B)

 had failed to properly classify direct labor and overhead as cost of goods sold for the year ended December 31, 2012. We previously classified the direct labor and overhead as a component of general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements.

C)

had failed to properly depreciate leasehold improvements from useful life to the shorter of useful life or lease term.

D)

had failed to properly relieve inventory for sold vehicles that previously had not been fully relieved from inventory.

E)

had failed to record impairment of all of the goodwill associated with the Home Healthcare reporting unit in the quarter ended December 31, 2012.

F)

had failed to properly account for certain Home Healthcare revenues using the Net Revenue method. We previously used the Gross Revenue method.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the years ended December 31, 2012 and 2011, for each of the quarters for the year ended December 31, 2012, for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011, and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for those periods should no longer be relied upon. Accordingly, we have restated our financial statements for the years ended December 31, 2012 and 2011, included with this Amended Report.

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

Revenue Recognition - The Company follows the provisions of SAB 104, “Revenue Recognition in Financial Statements”, for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured. Revenues consist of the sales of new and used vehicles, sales of parts and automotive services, commissions from finance and insurance products, vehicle rentals, sales of durable medical equipment and home health care services. We recognize revenue in the period in which products are sold or the services are rendered and only if there is reasonable expectation of collection. For vehicles, a sale is recorded only when title has transferred and the vehicle has been delivered. Rebates received from manufacturers are recorded as a reduction of the costs of each vehicle and recognized upon the sale of the vehicle or when earned under a specific manufacturer program.

Rental fees for vehicles and medical equipment and fees for home health care services are recognized over the course of the rental or service term, with unbilled amounts accrued at period end in cases where the rental term extends beyond the end of a period.

In certain instances, customers place deposits on vehicles or special order parts for service and conversions. Deposits are not recognized as revenue until the related vehicle or part is sold.

We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. We also receive fees from the sale of extended service contracts, warranties and vehicle security systems.

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

	Year ended Dec. 31,
	(Restated) 2012	(Restated) 2011
Net Revenues	$63,852,766	$9,044,090
Cost of sales	49,784,301	7,068,907
Operating Expenses:
Selling and Marketing	3,711,159	246,319
General and administrative	9,489,843	3,165,543
Amortization and Depreciation	323,088	56,992
Total operating expenses	13,524,090	3,468,854
Income (loss) from operations	544,375	(1,493,671)
Total other income (expense)	(455,402)	(117,842)
Provision for income taxes	6,673	-
Net income (loss)	$82,300	$(1,611,513)

Other Key Indicators:

	Year ended Dec. 31,
	(Restated) 2012	(Restated) 2011
Cost of sales as a percentage of revenues	78.0%	78.2%
Gross profit margin	22.0%	21.8%
General and administrative expenses as a percentage of revenues	14.9%	35.0%
Total operating expenses as a percentage of revenues	21.2%	38.4%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Year Ended December 31,
	2012	(Restated) 2011
Product Sales	$51,871,362	$7,406,796
Rental Revenue	1,094,574	1,515,443
Service and other	10,886,830	121,851
Total Net Revenues	$63,852,766	$9,044,090

Year ended December 31, 2012 and 2011

Net Revenues

For the year ended December 31, 2012, we reported revenues of $63,852,766 as compared to revenues of $9,044,090 for the year ended December 31, 2011, an increase of $54,808,676 or approximately 606.0%. The increase is due to the business acquisitions in 2012 and 2011.

Product sales for the year ended December 31, 2012 and 2011 amounted to $51,871,362 and $7,406,796 respectively, an increase of $44,464,566 or 600.3%. Rental revenue for the year ended December 31, 2012 amounted to $1,094,574 compared to $1,515,443 in the same period of 2011, a decrease of $420,869 or 27.8%. Service and other revenue were $10,886,830 for the year ended December 31, 2012 compared to $121,851 in the same period in 2011. This represents an increase of $10,764,979 or 8,834.5%.

The increase in product sales and service and other revenue was primarily due to the acquisition of Mobility Freedom on May 13, 2011 and Ride-Away on March 1, 2012. We do not anticipate any significant price increases in 2013. The decrease in rental revenue is due to declines in our Southern Medical and Mobility subsidiary as a result of overall lower rentals of durable medical equipment in the year ended December 31, 2012 compared to the year ended December 31, 2011. Product sales comprise approximately 81.2% of the Company’s sales for the year ended December 31, 2012 compared to 81.9% in the same period of 2011.

Cost of Sales

Our cost of sales consists of products purchased for resale, service parts and labor, and the depreciation of rental assets. For the year ended December 31, 2012, cost of sales was $49,784,301, or approximately 78.0% of revenues, compared to $7,068,907, or approximately 78.2% of revenues, for the year ended December 31, 2011. During the year ended December 31, 2012, cost of sales increased due to the increase in Wheelchair Van sales and the higher cost of sales as a percentage of revenues than the Home Healthcare operations. The overall increase of cost of sales for our Wheelchair Van operations is due to the acquisition of Mobility Freedom Inc. on May 13, 2011 and Ride-Away Handicap Equipment Corp. on March 1, 2012.

We have a single vendor that represents 28% of our Cost of Sales. Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship. Should there be any such change, management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage increased to 22.0% for the year ended December 31, 2012 from 21.8% for the year ended December 31, 2011, due to the greater buying power and utilization of capacity in service.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 21.2% for the year ended December 31, 2012 from 38.4% for the year ended December 31, 2011. These changes include:

Selling and Marketing Expense. For the year ended December 31, 2012, selling and marketing costs were $3,711,159 and $246,319 for the year ended December 31, 2011. The increase was due to the business acquisitions made in 2012 and marketing, advertising and print advertising programs initiatives, primarily in the wheelchair van operations.

General and Administrative Expense. For the year ended December 31, 2012, general and administrative expenses were $9,489,843 as compared to $3,165,543 for the year ended December 31, 2011, an increase of $6,324,300. The increase is due to the acquisition of business entities in 2012. For the year ended December 31, 2012 and 2011 general and administrative expenses consisted of the following:

	Year Ended December 31,
	2012 (Restated)	2011
Rent	$1,062,000	$203,182
Employee compensation	5,440,063	2,214,763
Professional fees	296,529	217,650
Internet/Phone	237,616	77,248
Travel/Entertainment	320,664	77,518
Insurance	316,781	142,381
Other general and administrative	1,816,190	232,801
	$9,489,843	$3,165,543

•

For the year ended December 31, 2012, Rent expense increased by $858,818 over the same period in 2011. The increase is due to the larger number of facility leases as a result of the Mobility Freedom and Ride Away acquisitions.

•

For the year ended December 31, 2012, employee compensation, related taxes and stock-based compensation expenses were $5,440,063, an increase of $3,225,300 over the year ended December 31, 2011. The increase relates primarily to the personnel added with the acquisition of Ride-Away and Mobility Freedom and to the addition of several key positions in anticipation of these acquisitions.

•

For the year ended December 31, 2012, professional fees increased to $296,529 as compared to $217,650 for the year ended December 31, 2011; an increase of $78,879. The increase is due primarily to the additional expense related to the expansion of our business entities.

•

For the year ended December 31, 2012, internet/telephone expense increased to $237,616 as compared to $77,248 for the year ended December 31, 2011, an increase of $160,368. This increase is due to the addition of the Ride-Away and Mobility Freedom subsidiaries and their operations and locations.

•

For the year ended December 31, 2012, travel and entertainment expense increased to $320,664 as compared to $77,518 for the year ended December 31, 2011, an increase of $243,146. This increase is due to the increased travel necessitated by the addition of the Ride-Away and Mobility Freedom subsidiaries.

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

Depreciation and Amortization Expense. For the year ended December 31, 2012, depreciation and amortization expense amounted to $323,088 as compared to $56,992 for the year ended December 31, 2011, an increase of $266,096. The increase is due to the fixed assets acquired in the purchase of Mobility Freedom and Ride-Away.

INCOME (LOSS) FROM OPERATIONS

We reported income from operations of $544,375 for the year ended December 31, 2012 as compared to a loss from operations of $(1,493,671) for the year ended December 31, 2011.

OTHER INCOME (EXPENSES)

Other income (expense) for the year ended December 31, 2012 amounted to $(455,402) compared to $(117,842) for the year ended December 31, 2011. Other income and expense consists of Acquisition Fees, Early Pay Discounts and Interest Expense. Impairment expense for the year ended December 31, 2012 resulted from the impairment of goodwill in our Home Healthcare reporting unit of $105,454.

Acquisition fees for the year ended December 31, 2012 and 2011 were $(26,740) and zero, respectively. These are the various legal and professional fees incurred in the acquisition of Ride-Away which occurred on March 1, 2012, in the first quarter.

Early Pay Discounts for the year ended December 31, 2012 and 2011 were $513,501 and $80,000, respectively. This change reflects the differences in the volume of our cash payments from 2011 to 2012.

Interest expense for the year ended December 31, 2012 amounted to $(942,163) as compared to $(197,842) for the year ended December 31, 2011, an increase of $744,321. This increase is due to the additional debt and capital lease obligations the Company has incurred in the acquisition of the Ride-Away and Mobility Freedom subsidiaries.

NET INCOME (LOSS)

Our net income was $82,300 for the year ended December 31, 2012 compared to net loss of $(1,611,513) for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2012 and December 31, 2011:

	(Restated) December 31, 2012	(Restated) December 31, 2011	$ Change	% Change
Working capital surplus (deficit)	$183,922	$(356,347)	$540,269	151.6

Cash	850,391	212,460	637,931	300.3
Accounts receivable, net	7,116,008	1,042,953	6,073,055	582.3
Inventory	10,489,388	2,444,563	8,044,825	329.1
Total current assets	$18,633,729	$3,789,183	$14,844,546	391.8
Property and equipment, net	2,162,729	526,571	1,636,158	310.7
Intangible property, net	5,670,013	2,426,757	3,243,256	133.6
Total assets	$27,067,319	$6,742,931	$20,324,388	301.5

Accounts payable and accrued liabilities	$2,528,005	$2,627,326	$99,321	3.8
Customer deposits and deferred revenue	909,465	175,464	734,001	418.3
Line of credit	6,081,368	898,713	5,182,655	576.7

Note Payable – Floor Plan	7,421,638	-	7,421,638	NA
Current portion of capital leases	510,555	-	510,555	NA
Notes payable-current	114,265	108,091	6,174	6.6
Notes payable, related party-current	506,787	154,346	352,441	214.5
Total current liabilities	$18,449,807	$4,145,530	$14,304,277	345.1
Capital lease obligations	531,969	-	531,969	NA
Notes payable-long term	1,833,746	1,947,994	(114,248)	(5.9)
Notes payable, related party-long term	4,556,861	1,784,020	2,772,841	155.4
Total liabilities	$25,372,383	$7,877,544	$17,494,839	222.1
Accumulated deficit	(5,853,896)	(5,936,196)	82,300	1.4
Stockholders’ equity (deficit)	$1,694,936	$(1,134,613)	$2,829,549	249.8

The increase in net cash provided by operating activities was $1,500,098 for the year ended December 31, 2012 was primarily due to net income of $82,300 and non-cash items such as depreciation and amortization expense of $1,285,202; impairment of intangible assets of $105,454; stock-based compensation of $114,227; and issuance of stock in settlement of services of $93,132; and changes in operating assets and liabilities of $16,641; offset partially bad debt expense of $72,835, and the gain on disposal of property and equipment of $124,023. The changes in operating assets and liabilities were primarily due to increases in accounts receivable of $1,932,642; other assets of $341,773; and other current liabilities of $196,944 partially offset by decreases in inventory of $3,702,675; prepaid expenses of $126,213; accounts payable and accrued expenses of $1,617,403 and customer deposits and deferred revenue of $117,373.

The decrease in net cash used in operating activities was $(98,112) for the year ended December 31, 2011 primarily due to a net loss of $(1,611,513), and bad debt expense of $17,273, offset partially by depreciation expense of $171,862, stock based compensation of $152,714, fair value of options issued to employees of $4,080, and changes in operating assets and liabilities of $1,202,018. The changes in operating assets and liabilities were primarily due to increases in accounts payable and accrued liabilities of $2,531,941, customer deposits and deferred revenue of $175,464, other current liabilities of $104,757, offset partially by the increases in accounts receivable of $771,318, inventory of $768,464, and in prepaid expenses of $70,362.

Net cash used in investing activities for the year ended December 31, 2012 was $770,002 as compared to net cash used in investing activities of $2,442,811 for the year ended December 31, 2011. During the year ended December 31, 2012 and 2011, we used cash for property and equipment purchases and the acquisition of Mobility Freedom, Certified Medical Systems II, Certified Auto, and Ride-Away.

Net cash used in financing activities for the year ended December 31, 2012 was $(92,165). This consisted of net draws and repayments on our floor plan of $437,762, net draws and repayments on our lines of credit of $87,001, net draws and repayments on our notes payable of $181,173, proceeds from sale of common stock of $79,500, and offset partially by repayments of related party notes payable of $164,775, and principal payments under capital lease obligations of $673,216. For the year ended December 31, 2011, net cash provided by financing activities was $2,752,960. This consisted of draws on our floor plan of $631,915, net draws and repayments on our lines of credit of $96,284, net draws and repayments on our notes payable of $6,895, net draws and repayments of related party notes payable of $1,938,366, and proceeds from sale of common stock of $79,500.

At December 31, 2012 we had a working capital of $183,922 and accumulated deficit of $(5,853,896).

Financing – We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt and floor plan payment requirements, and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors”), and there can be no assurance that we will not require additional funding in the future.

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

Vehicle Floorplans and Lines of Credit – Vehicle floorplans and line of credit reflect the amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with our corresponding manufacturers. Changes in our vehicle floorplan and credit lines are reported in the financing cash flow section. Below is a listing of our gross usage and payments on the company’s floorplan and credit lines for the years ended December 31, 2012 and 2011:

For the year-ended December 31, 2012:

Facility	Additions	Payments	Net Usage Increase
Floor plan	$23,200,055	$22,762,293	$437,762
Line of credit	772,561	685,560	87,001
Total	$23,972,616	$23,447,853	$524,763

For the year-ended December 31, 2011:

Facility	Additions	Payments	Net Usage Increase
Floor plan	$631,915	$-	$631,915
Line of credit	465,284	369,000	96,284
Total	$1,097,199	$369,000	$728,199

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2012.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Lease	$5,237,006	$1,674,600	$1,539,231	$1,310,865	$712,310
Capital lease	1,077,059	534,771	542,288	-	-
Line of credit	6,081,368	6,081,368	-	-	-
Notes payable	1,948,011	114,265	239,839	231,504	1,362,403
Notes payable – related party	5,063,648	506,787	1,100,661	1,130,715	2,325,485
Total Contractual Obligations:	$19,407,092	$8,911,791	$3,422,019	$2,673,084	$4,400,198

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

Identification of Material Weaknesses in Controls and Procedures

As a result of the misstatements in the financial statements for the years ended December 31, 2012 and 2011, as described under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements, and in connection with the evaluation of our controls and procedures for the year ended December 31, 2012 we have determined that we have a material weakness in our controls and procedures, as more fully described below.

A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

We have become aware that we:

A)

had failed to properly record the purchase price allocations related to the May 13, 2011 acquisition of Mobility Freedom, Inc. and the March 1, 2012 acquisition of Ride-Away Handicap Equipment Corp. and the effects of these corrections on amortization expense and other income accounts. The error had a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2012, and for each of the quarters for the year ended December 31, 2012.

B)

 had failed to properly classify direct labor and overhead as cost of goods sold for the year ended December 31, 2012. We previously classified the direct labor and overhead as a component of general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements.

C)

had failed to properly depreciate leasehold improvements from useful life to the shorter of useful life or lease term.

D)

had failed to properly relieve inventory for sold vehicles that previously had not been fully relieved from inventory.

E)

had failed to record impairment of all of the goodwill associated with the Home Healthcare reporting unit in the quarter ended December 31, 2012.

F)

had failed to properly account for certain Home Healthcare revenues using the Net Revenue method. We previously used the Gross Revenue method.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the years ended December 31, 2012 and 2011, for each of the quarters for the year ended December 31, 2012, for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011, and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that periods should no longer be relied upon. Accordingly, we have restated our financial statements for the year ended December 31, 2012 included with this Amended Report.

We determined that these failures and related restatements and reclassification demonstrated the following weakness in our internal control over financial reporting:

•

Accounting and Finance Personnel Weakness — As of the year ended December 31, 2012, the Company lacked appropriate resources within the accounting function. The accounting staff is comprised of few people and, as of December 31, 2012, the staff did not have an adequate number of personnel with the expertise and training to meet the Company’s reporting demands.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

During 2013, we added additional experienced staff to the accounting department. During 2014 we will continue to assess the needs of our accounting department, hire additional staff as needed and monitor the staff’s continuing education. We believe that these factors will substantially decrease the possibility of the occurrence of errors in our financial statements.

Management has discussed this material weakness with our Audit Committee and Board of Directors and will continue to review progress on these activities on a consistent and ongoing basis at the senior management level in conjunction with our Board of Directors.

We cannot assure you at this time that the actions and remediation efforts we have taken or ultimately will implement will effectively remediate the material weaknesses described above or prevent the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Our management, including our principal executive officer and principal accounting officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business. However, our management believes that these remediation efforts will be complete by the end of 2014.

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

Management’s Report On Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger between BBC Graphics of Palm Beach, Inc. HASCO Holdings, LLC and Southern Medical & Mobility, Inc. *

2.2	Amendment to Articles of Incorporation of BBC Graphics, Inc. *

2.3	Bylaws of Southern Medical & Mobility, Inc. *

2.4	Schedule of Directors and Officers of Surviving Corporation *

2.5	Articles of Incorporation of Southern Medical & Mobility, Inc. *

2.6	Amendments to the Articles of Incorporation of Southern Medical & Mobility, Inc. *

2.7	Amendment to Stock Sale and Purchase Agreement *

2.8	Delaware Certificate of Merger between Southern Medical Acquisition, Inc. and Southern Medical & Mobility, Inc. *

10.1	Inventory Financing Agreement

10.2	Amendment to Inventory Financing Agreement

21.1	List of Subsidiaries*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files of Financial Statements and Notes contained in this Annual Report on Form 10-K.**

* Previously filed

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASCO MEDICAL, INC.

By: /s/ Hal Compton, Jr.
February 14, 2014	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hal Compton, Jr.	Chief Executive Officer, principal executive officer	February 14, 2014
Hal Compton, Jr.

/s/ Jens Mielke	Chief Financial Officer, principal financial and accounting officer	February 14, 2014
Jens Mielke

/s/ Hal Compton, Sr.	Director	February 14, 2014
Hal Compton, Sr.

/s/ Bill Marginson	Director	February 14, 2014
Bill Marginson

/s/ Barry McCook	Director	February 14, 2014
Barry McCook

HASCO MEDICAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Reports of Independent Registered Public Accounting Firms	F-2 to F -3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 and 2011 – As Restated	F-4

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 – As Restated	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011 – As Restated	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 – As Restated	F-7

Notes to Audited Consolidated Financial Statements	F-8 to F-30

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

These financial statements have been restated to make corrections as described in Note 15.

DKM Certified Public Accountants

Clearwater, Florida

March 29, 2013, except for Note 15 which is dated February 14, 2014.

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

These financial statements have been restated to make corrections as described in Note 15.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

March 28, 2012, except for Note 15 which is dated February 14, 2014.

Hasco Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	(Restated) 2012	(Restated) 2011

Assets
Current assets
Cash	$850,391	$212,460
Accounts receivable, net of allowance for doubtful accounts of $414,718 and $328,177, respectively	7,116,008	1,042,953
Inventory	10,489,388	2,444,563
Prepaid expenses and other current assets	177,942	89,207
Total current assets	18,633,729	3,789,183

Property & equipment, net of accumulated depreciation of $1,604,689 and $634,857, respectively	2,162,729	526,571

Intangible property	5,670,013	2,426,757
Other non-current assets	600,848	420
Total Assets	$27,067,319	$6,742,931

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,528,005	$2,627,326
Customer deposits and deferred revenue	909,465	175,464
Line of credit	6,081,368	898,713
Notes payable – Floor Plan	7,421,638	—
Current portion of capital leases	510,555	—
Current portion of note payable	114,265	108,901
Current portion of note payable to related party	506,787	154,346
Other current liabilities	377,724	180,780
Total current liabilities	18,449,807	4,145,530

Obligation under capital leases, net of current portion	531,969	-
Notes payable, net of current portion	1,833,746	1,947,994
Notes payable to related party, net of current portion	4,556,861	1,784,020
Total liabilities	25,372,383	7,877,544

Stockholders’ Equity
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 2,000,000,000 shares authorized; 987,852,772 and 794,578,818 shares issued and outstanding, respectively	987,853	794,579
Additional paid-in capital	6,560,979	4,007,004
Accumulated deficit	(5,853,896)	(5,936,196)
Total stockholders’ equity	1,694,936	(1,134,613)

Total Liabilities and Stockholders’ Equity	$27,067,319	$6,742,931

The accompanying notes are an integral part of these financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	(Restated) 2012	(Restated) 2011

Product sales	$51,871,362	$7,406,796
Rental revenue	1,094,574	1,515,443
Service and other	10,886,830	121,851
Total net revenues	63,852,766	9,044,090

Cost of sales	49,784,301	7,068,907

Gross profit	14,068,465	1,975,183

Operating expenses:
Selling and marketing	3,711,159	246,319
General and administrative	9,489,843	3,165,543
Depreciation and amortization	323,088	56,992
Total operating expenses	13,524,090	3,468,854

Income (loss) from operations	544,375	(1,493,671)

Other income (expense):
Other income	618,955	80,000
Impairment of intangible assets	(105,454)	—
Acquisition fees	(26,740)	—
Interest expense	(942,163)	(197,842)
Total other income (expense)	(455,402)	(117,842)

Income (Loss) from operations before income taxes	88,973	(1,611,513)

Provision for income taxes	6,673	—

Net income (loss)	$82,300	$(1,611,513)

Earnings per share:
Basic and dilutive	$0.00	$0.00

Weighted average shares outstanding
Basic and dilutive	948,357,991	759,962,640

The accompanying notes are an integral part of these financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

							Stock-
					Additional		Holders’
	Preferred		Common		Paid in	Retained	Equity
	shares	$.001 par	shares	$.001 par	Capital	Earnings	(Deficit)

Balance at December 31, 2010	—	$—	746,436,909	$746,437	$3,217,602	$(4,324,683)	$(360,644)

Cash	—	—	6,666,674	6,667	72,833	—	79,500
Services	—	—	8,256,981	8,257	144,457	—	152,714
Management fees, accrued	—	—	9,000,000	9,000	171,000	—	180,000
Exchange of debt and payables	—	—	21,111,111	21,111	343,889	—	365,000
Acquisition of Mobility Freedom	—	—	250,000	250	6,000	—	6,250
Acquisition of Certified	—	—	2,857,143	2,857	47,143	—	50,000

Fair value of options issued to:
Employees	—	—	—	—	4,080	—	4,080

Net loss						(1,611,513)	(1,611,513)

Balance at December 31, 2011	—	$—	794,578,818	$794,579	$4,007,004	$(5,936,196)	$(1,134,613)

Issuance of common stock for:
Cash	—	—	2,813,238	2,813	37,077	—	39,890
Employee compensation	—	—	6,713,288	6,713	107,514	—	114,227
Settlement of services	—	—	6,802,978	6,803	86,329	—	93,132
Acquisition of Ride Away	—	—	176,944,450	176,945	2,323,055	—	2,500,000

Net income						82,300	82,300

Balance at December 31, 2012	—	$—	987,852,772	$987,853	$6,560,979	$(5,853,896)	$1,694,936
						(Restated)	(Restated)

The accompanying notes are an integral part of these financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	(Restated) 2012	(Restated) 2011
Cash Flows from Operating Activities:
Net income (loss)	$82,300	$(1,611,513)
Adjustment to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,285,202	171,862
Impairment of intangible assets	105,454	—
Gain on disposal of property and equipment	(124,023)	—
Fair value of options issued to employees	—	4,080
Issuance of common stock in settlement of services	93,132	152,714
Stock based compensation	114,227	—
Bad debt expense	(72,835)	(17,273)
Changes in assets and liabilities:
Accounts receivable	(1,932,642)	(771,318)
Inventory	3,702,675	(768,464)
Prepaid expenses	126,213	(70,362)
Other assets	(341,773)	—
Accounts payable and accrued expenses	(1,617,403)	2,531,941
Other current liabilities	196,944	104,757
Customer deposits and deferred revenue	(117,373)	175,464
Net Cash Provided by (Used in) Operating Activities	1,500,098	(98,112)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	241,089	—
Purchase of property and equipment	(511,091)	(542,811)
Acquisition of investment in subsidiary	(500,000)	(1,900,000)
Net Cash (Used in) Investing Activities	(770,002)	(2,442,811)

Cash Flows from Financing Activities:
Proceeds from floor plan financing	23,200,055	631,915
Repayments of floor plan financing	(22,762,293)	—
Proceeds from line of credit	772,561	465,284
Repayments of line of credit	(685,560)	(369,000)
Proceeds from note and loan payables	524,449	47,124
Repayments of note and loan payables	(343,276)	(40,229)
Proceeds from loan payables – related party	—	2,000,000
Repayments of loan payables – related party	(164,775)	(61,634)
Principal payments under capital lease obligations	(673,216)	—
Proceeds from issuance of stock	39,890	79,500
Net Cash Provided by (used in) Financing Activities	(92,165)	2,752,960

Net increase in Cash	637,931	212,037
Cash at beginning of period	212,460	423
Cash at end of period	$850,391	$212,460

Supplemental cash flow information:
Interest paid	$934,212	$159,092
Taxes paid	$107,534	$—

Supplemental Schedule of Noncash Investing and Financing Activities
Vehicles acquired through financing	$—	$47,124
Settlement of management fees in exchange for common stock	$—	$180,000
Settlement of loans payable in exchange for common stock	$—	$365,000
Intangible and net assets acquired in Mobility Freedom acquisition	$—	$3,856,250
Intangible and net assets acquired in Certified acquisition	$—	$100,000
Intangible and net assets acquired in Ride Away acquisition	$6,000,000	—
Promissory notes issued for the acquisition of assets	$3,000,000	$4,000,000

The accompanying notes are an integral part of these financial statements.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

HASCO Medical, Inc., formerly BBC Graphics of Palm Beach Inc., was incorporated in May 1999 under the laws of the State of Florida. The Company operated as a provider of advertising and graphic design services. In June 2009, the Company changed its name to HASCO Medical, Inc. In May 2009, the Company changed its fiscal year end from September 30 to December 31.

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

On May 13, 2011, the Company completed the acquisition of Mobility Freedom Inc. and Wheelchair Vans of America. Mobility Freedom is a Florida Corporation founded in 1999. A few years after the business started Mobility Freedom, Inc. purchased a van rental company, which now does business under the name “Wheelchair Vans of America.” Pursuant to the terms of the transaction, HASCO paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term, bearing interest at 6%, for a total consideration of $3,850,000 along with 250,000 shares of HASCO Medical, Inc. common stock. In connection with the cash payment, a related party loaned Hasco $2,000,000 payable over ten years and bearing 5% interest.

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

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away). Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid the sole selling shareholder of Ride-Away $500,000 in cash, a vehicle valued at $20,250, and a $3,000,000 Promissory Note bearing 5% simple interest, principal and interest payable monthly over 10 years, along with 176,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.

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

Historically, Company operations were focused on the provision of a diversified range of home health care services and products. Following our May 2011 acquisition of Mobility Freedom and our March 2012 acquisition of Ride-Away, our operations are conducted within two business units:

•

Wheelchair Vans – conducts sales of handicap accessible vans, parts and services as well as the rental of such vehicles. This segment consists of Ride-Away Handicap Equipment Corp. which has eleven locations from Maine to Florida, Mobility Freedom Inc. which has five locations in Florida and includes "Wheelchair Vans of America" operating van rental operations. "Certified Medical Auto" is an inactive entity.

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

Revenue Recognition

The Company follows the provisions of SAB 104, “Revenue Recognition in Financial Statements”, for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured. Revenues consist of the sales of new and used vehicles, sales of parts and automotive services, commissions from finance and insurance products, vehicle rentals, sales of durable medical equipment and home health care services. The Company recognizes revenue in the period in which products are sold or the services are rendered and only if there is reasonable expectation of collection. For vehicles, a sale is recorded only when title has transferred and the vehicle has been delivered. Rebates received from manufacturers are recorded as a reduction of the costs of each vehicle and recognized upon the sale of the vehicle or when earned under a specific manufacturer program.

Rental fees for vehicles and medical equipment and fees for home health care services are recognized over the course of the rental or service term, with unbilled amounts accrued at period end in cases where the rental term extends beyond the end of a period.

In certain instances, customers place deposits on vehicles or special order parts for service and conversions. Deposits are not recognized as revenue until the related vehicle or part is sold.

The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. The Company also receives fees from the sale of extended service contracts, warranties and vehicle security systems.

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

Impairment of Indefinite-Lived Intangible Assets

The Company reviews indefinite-lived intangible assets for impairment annually at October 1. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded an impairment charge of $105,454 at October 1, 2012 related to its Home Healthcare reporting unit. The Company did not record any impairment charge for the year ended December 31, 2011.

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

Advertising

Advertising, marketing and selling is expensed as incurred. Such expenses for the year ended December 31, 2012 and 2011 totaled $3,711,159 and $246,319, respectively.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	(Restated) Year ended December 31, 2012	(Restated) Year ended December 31, 2011
Numerator:
Net income (loss)	$82,300	$(1,611,513)

Denominator:
Denominator for basic loss per share (weighted-average shares)	948,357,991	759,962,640

Denominator for dilutive loss per share (adjusted weighted-average)	948,357,991	759,962,640

Basic and diluted loss per share from continuing operations	$0.00	$0.00

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2012	%	2011	%

Trade receivables	$3,579,308	47.5	$697,847	50.9
Government receivables	3,951,418	52.5	673,283	49.1
	7,530,726	100.0	1,371,130	100.0
Less: allowances for doubtful accounts	(414,718)		(328,177)
Total	$7,116,008		$1,042,953

Trade receivables represent amounts due for van sales, van rentals, and medical supplies that have been delivered or sold. Government receivables represent receivables from the VA and other Government bodies related to van sales and rentals listed above. The Company does not bill Medicare or Medicaid for any vehicle-related sales or service.

During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if an allowance for doubtful accounts is necessary and adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

The Company recorded a bad debt allowance of $414,718 and $328,177 as of December 31, 2012 and 2011, respectively.

NOTE 3 – INVENTORY

Inventory consists of the following, as of December 31:

	(Restated) 2012	2011
Vehicles	$9,269,018	$2,299,691
Equipment and supplies	1,220,370	144,872
	$10,489,388	$2,444,563

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following, as of December 31:

	Estimated	(Restated)	(Restated)
	Life	2012	2011
Building improvements	varies	$883,589	$5,182
Office furniture and equipment	5 years	313,048	104,595
Rental equipment	13-36 months	1,165,186	929,829
Vehicles	5 years	162,273	121,822
Capitalized leases	varies	1,243,322	—
		3,767,418	1,161,428
Accumulated depreciation		(1,604,689)	(634,857)
		$2,162,729	$526,571

For the year ended December 31, 2012 and 2011, depreciation expense amounted to $1,285,202 and $171,862, of which $922,689 and $114,870 is included in cost of sales, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of delivery vehicles (see Note 7 below).

NOTE 5 – INTANGIBLE PROPERTY

Intangible assets consist of the following:

		(Restated)	(Restated)
	Estimated	December 31,	December 31,
	Life	2012	2011
Goodwill related to acquisition of Certified Medical and Certified Auto	Indefinite	$—	$105,454
Goodwill related to acquisition of Mobility Freedom	Indefinite	1,641,303	1,641,303
Goodwill related to acquisition of Ride-Away	Indefinite	1,888,710	—
Trade name related to acquisition of Mobility Freedom	Indefinite	400,000	400,000
Trade name related to acquisition of Ride-Away	Indefinite	990,000	—
Primary market area related to acquisition of Mobility Freedom	Indefinite	280,000	280,000
Primary market area related to acquisition of Ride Away	Indefinite	470,000	—
Total		$5,670,013	$2,426,757

The Company recorded an impairment charge of $105,454 at October 1, 2012 related to its Home Healthcare reporting unit.

No amortization expense was recorded in 2012 and 2011 due to intangible assets having an indefinite life.

NOTE 6 – OBLIGATIONS UNDER CAPITAL LEASE

The Company is a lessee of certain property and equipment under capital lease obligations that expire on various dates through February 2015. The terms of the capital lease obligations provide for monthly lease payments ranging from approximately $200 to $1,307. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related asset. The assets are depreciated over the shorter period of the lease term or the estimate useful life.

As of December 31, 2012, future minimum annual commitments under capital lease arrangements are as follows:

Years Ending December 31,

2013	$534,771
2014	492,908
2015	49,380

Total minimum future lease payments	1,077,059

Less: Amounts representing interest	(34,535)

Present value of net minimum lease payments	$1,042,524

The following is an analysis of the leased equipment under capital leases as of December 31, 2012, which is included in property and equipment (see Note 4).

Computer equipment	$17,438
Telephone equipment	27,180
44,618
Less: Accumulated depreciation	(39,967)
$4,651

Interest incurred pursuant to the capital lease obligations was $7,951 and $0 for the years 2012 and 2011, respectively.

NOTE 7 – NOTES PAYABLE AND DEBT

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

Subsequent to be restatement, the Company was not in compliance with one of its bank covenants relating to its debt to equity ratio at December 31, 2012. The Company has requested a waiver from the lender.

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

The Company was in compliance with its floor plan covenants at December 31, 2012.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

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

In connection with the acquisition of Ride-Away, on March 1, 2012 the Company issued a note to a Related Party in the original amount of $500,000 over 60 months at an interest rate of 6%, with payments commencing on April 1, 2012. The note matures on March 1, 2017. Monthly installment payments are $9,685.

In December 2012, a commercial Note Payable from Hancock Bank was converted to a Note Payable from a related party.

Management Fee

In March 2011, the Company issued 9,000,000 shares in connection with the payment of accrued management fees of $180,000 to HASCO Holdings, LLC.

Issuance of common stock

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away. Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid a (now) related party 176,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000.

Sale of common stock

In March 2011, in connection with the sale of the Company’s common stock, the Company issued 100,000 shares of common stock to the Company’s director for net proceeds of approximately $1,400.

In December 2012, a commercial Note Payable from Hancock Bank was converted to a Note Payable from a Related Party.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away). Hasco Medical paid the sole selling shareholder of Ride-Away $500,000 in cash and a $3,000,000 Promissory Note bearing 5% simple interest, principal and interest payable monthly over 10 years, along with 176,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.

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

NOTE 10 – STOCK OPTION PLAN

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

On August 31, 2012, all outstanding grants under the plan were cancelled.

Stock option activity for the year ended December 31, 2012 and 2011 is summarized as follows:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term
Options, December 31, 2009	4,075,000	—	$0.007	$0.007	—
Granted
Exercised
Forfeited	(1,000,000)	—
Options, December 31, 2010	3,075,000	—	0.007		—
Granted	—	—
Exercised	—	—
Cancelled	(3,075,000)
Options, December 31, 2011	—	—	0.007		—

Stock options outstanding at December 31, 2010 as disclosed in the above table have no intrinsic value.

NOTE 11 – INCOME TAXES

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

NOTE 12 – SEGMENT REPORTING

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

			(Restated)
2012	(Restated) Total	Home Healthcare	Wheelchair Vans
Revenue
Product sales	$51,871,362	$708,762	$51,162,600
Rentals	1,094,574	499,700	594,874
Service and other	10,886,830	148,420	10,738,410
	63,852,766	1,356,882	62,495,884

Cost of Sales
Direct costs	48,774,714	318,839	48,455,875
Depreciation	1,009,587	86,898	922,689
	49,784,301	405,737	49,378,564

Gross profit	14,068,465	951,145	13,117,320

Operating Expenses
Selling and marketing	3,711,159	43,539	3,667,620
General and administrative	9,489,843	1,393,578	8,096,265
Depreciation and amortization	323,088	8,176	314,912
	13,524,090	1,445,293	12,078,797

Operating income (loss)	$544,375	$(494,148)	$1,038,523

			(Restated)
2011	(Restated) Total	Home Healthcare	Wheelchair Vans
Revenue
Product sales	$7,406,796	$587,617	$6,819,179
Rentals	1,515,443	1,242,681	272,762
Service and other	121,851	23,248	98,603
	9,044,090	1,853,546	7,190,544

Cost of Sales
Direct costs	6,954,037	447,346	6,506,691
Depreciation	114,870	114,870	—
	7,068,907	562,216	6,506,691

Gross profit	1,975,183	1,291,330	683,853

Operating Expenses
Selling and marketing	246,319	70,611	175,708
General and administrative	3,165,543	1,741,208	1,424,335
Depreciation and amortization	56,992	7,433	49,559
	3,468,854	1,819,252	1,649,602

Operating income (loss)	$(1,493,671)	$(527,922)	$(965,749)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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
$6,933,645

The Company incurred rent expense on a consolidated basis for the year in the amounts of $1,062,000 and $203,182 for the years ended December 31, 2012 and 2011, respectively.

NOTE 14 – ACQUISITIONS AND PROFORMA FINANCIAL INFORMATION

On May 13, 2011, the Company completed the acquisition of Mobility Freedom and Wheelchair Vans of America. Pursuant to the terms of the transaction, HASCO paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term, bearing interest at 6%, for a total consideration of $3,850,000 along with 250,000 shares of HASCO Medical, Inc. common stock. In connection with the cash payment, a related party loaned HASCO $2,000,000 payable over ten years and bearing 5% interest.

On November 16, 2011, the Company acquired Certified Medical and Certified Auto. Pursuant to the terms of the transaction, HASCO paid the selling shareholders $50,000 in cash and a $50,000 Promissory Note with a 4 year term for a total consideration of $100,000 along with 2,857,143 shares of HASCO Medical, Inc. common stock. The equity of Certified as well as the amount the Company paid for its assets was less than 10% of the total assets of HASCO and its consolidated subsidiaries.

On March 1, 2012, the Company completed the acquisition of Ride-Away. Pursuant to the terms and conditions of the Stock Purchase Agreement, HASCO paid the sole selling shareholder $500,000 in cash and a $3,000,000 promissory note bearing 5% simple interest, principal and interest payable monthly over 10 years, along with 176,944,450 shares of HASCO Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.

The following table summarizes the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for Mobility Freedom and Ride-Away:

Hasco Medical, Inc. and Subsidiaries

Consolidated Pro Forma Statements of Operations

For the Years Ended December 31, 2012 and 2011

(unaudited)

	2012	2011
Revenues, net	$73,645,509	$76,432,441
Cost of sales	57,323,631	56,977,294
Gross Profit	16,321,878	19,455,147

Operating expenses:
Selling and marketing	4,470,015	5,328,540
General and administrative	11,371,620	15,896,481
Depreciation and amortization	362,972	392,914
Total operating expenses	16,204,607	21,617,935

Income from operations	117,271	(2,162,788)

Other income (expense)	(318,056)	784,630

Income from operations before income taxes	(200,785)	(1,378,158)

Provision for income taxes	6,673	57,421

Net loss	$(194,112)	$(1,435,579)

Earnings per share:
Basic and dilutive	0.0	0.0

Weighted average shares outstanding
Basic and dilutive	948,357,991	936,907,090

NOTE 15 – RESTATEMENT

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2012, management determined that the Company:

A)

 had failed to properly record the purchase price allocations related to the May 13, 2011 acquisition of Mobility Freedom, Inc. and the March 1, 2012 acquisition of Ride-Away Handicap Equipment Corp. and the effects of these corrections on amortization expense and other income accounts.

B)

 had failed to properly classify direct labor and overhead as cost of goods sold for the years ended December 31, 2012 and 2011. We previously classified the direct labor and overhead as a component of general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements.

C)

had failed to properly depreciate leasehold improvements from useful life to the shorter of useful life or lease term.

D)

had failed to properly relieve inventory for sold vehicles that previously had not been fully relieved from inventory.

E)

had failed to record impairment of all of the goodwill associated with the Home Healthcare reporting unit in the quarter ended December 31, 2012.

F)

had failed to properly account for certain Home Healthcare revenues using the Net Revenue method. We previously used the Gross Revenue method.

As a result of the above, the Company is restating its previously issued consolidated financial statements for the years ended 2012 and 2011 and the quarters ended September 30, 2011 and June 30, 2011 to correct the errors noted above with the Securities and Exchange Commission within this Annual Report. Accordingly, the accompanying consolidated balance sheet and statements of operations for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction of Purchase Price Allocation, Direct Labor and Overhead, Depreciation of leasehold Improvements, Correction of Inventory, Impairment of Goodwill, and Net revenue method	As Previously Reported	As Restated	Retroactive Adjustment

At December 31, 2012
ASSETS
- Inventory	$10,746,771	$10,489,388	$(257,383)	(4)
- Total current assets	$18,891,112	$18,633,729	$(257,383)
- Property & equipment	$1,521,267	$2,162,729	$641,462	(1	), (3)
- Intangible property	$7,277,644	$5,670,013	$(1,607,631)	(1)
- Other non-current assets	$24,239	$600,848	$576,609	(1)
- Total assets	$27,714,262	$27,067,319	$(646,943)

LIABILITIES
- Accounts payable and accrued expenses	$2,628,866	$2,528,005	$(100,861)	(11)
- Current portion of capital lease obligations	$—	$510,555	$510,555	(1)
- Total current liabilities	$18,040,113	$18,449,807	$409,694	(11)
- Capital lease obligations, net of current portion	$—	$531,969	$531,969	(1)
- Total liabilities	$24,430,720	$25,372,383	$941,663

RETAINED EARNINGS/EQUITY
- Accumulated deficit	$(4,265,290)	$(5,853,896)	$(1,588,606)	(1)
- Total stockholders’ equity	$3,283,542	$1,694,936	$(1,588,606)
- Total liabilities/stockholders’ equity	$27,714,262	$27,067,319	$(646,943)

STATEMENT OF INCOME
Year Ended December 31, 2012
- Cost of sales	$45,619,355	$49,784,301	$(4,164,946)	(1	), (2), (4)

- Gross profit	$18,233,411	$14,068,465	$(4,164,946)
- General and administrative expenses	$13,007,551	$9,489,843	$(3,517,708)	(1	), (2)
- Depreciation and amortization	$628,618	$323,088	$(305,530)	(1	), (3)
- Total operating expenses	$17,347,328	$13,524,090	$(3,823,238)
- Income from operations	$886,083	$544,375	$(341,708)
- Other income	$584,311	$618,955	$34,644	(1)
- Impairment of intangible assets	$—	$(105,454)	$(105,454)	(5)
- Interest expense	$(934,212)	$(942,163)	$(7,951)	(1)
- Total other income (expenses)	$(376,641)	$(455,402)	$(78,761)
- Income from operations before income taxes	$509,442	$88,973	$(420,469)
- Provision for income taxes	$107,534	$6,673	$100,861
- Net income	$401,908	$82,300	$(319,608)

STATEMENT OF STOCKHOLDERS’ EQUITY
At December 31, 2012
- Net income	$401,908	$82,300	$(319,608)	(7)
- Accumulated deficit	$(4,265,290)	$(5,853,896)	$(1,588,606)
- Total stockholders’ equity	$3,283,542	$1,694,936	$(1,588,606)

STATEMENT OF CASH FLOWS
Year Ended December 31, 2012
Cash Flows from Operating Activities
- Net income	$401,908	$82,300	$(319,608)	(7)
- Depreciation and amortization	$715,446	$1,285,202	$(569,756)	(10)
- Inventory	$2,759,476	$3,702,675	$943,199	(6)
- Other assets	$234,836	$(341,773)	$(576,609)	(10)
- Accounts payable and accrued expenses	$511,776	$(1,617,403)	$(2,129,179)	(10)
- Other current liabilities	$121,944	$196,944	$75,000	(10)
- Cash provided by operating activities	$2,832,085	$1,500,098	$(1,331,987)

Cash Flows from Investing Activities
- Purchase of property and equipment	$(372,607)	$(511,091)	$138,484	(10)
- Acquisition of investment in subsidiary	$—	$(500,000)	$(500,000)	(10)
- Cash used in investing activities	$(131,518)	$(770,002)	$(638,484)

Cash Flows from Financing Activities
- Proceeds from floor plan financing	$18,858	$23,200,055	$23,181,197	(9)
- Repayments of floor plan financing	$—	$(22,762,293)	$(22,762,293)	(9)
- Proceeds from line of credit	$—	$772,561	$772,561	(9)
- Repayments of line of credit	$—	$(685,560)	$(685,560)	(9)
- Proceeds from note and loan payables	$—	$524,449	$524,449	(9)
- Repayments of note and loan payables	$(2,121,384)	$(343,276)	$1,778,108	(9)
- Repayments of loan payables – related party	$—	$(164,775)	$(164,775)	(9)
- Principal payments under capital lease obligations	$—	$(673,216)	$(673,216)	(10)
- Cash provided by (used in) financing activities	$(2,062,636)	$(92,165)	$1,970,471

At December 31, 2011
ASSETS
- Intangible property	$3,695,755	$2,426,757	$(1,268,998)	(1)
- Total assets	$8,011,929	$6,742,931	$(1,268,998)

RETAINED EARNINGS/EQUITY
- Accumulated deficit	$(4,667,198)	$(5,936,196)	$(1,268,998)	(1)
- Total stockholders’ equity	$134,385	$(1,134,613)	$(1,268,998)
- Total liabilities/stockholders’ equity	$8,011,929	$6,742,931	$(1,268,998)

STATEMENT OF INCOME
Year Ended December 31, 2011
- Product sales	$7,877,181	$7,406,796	$(470,385)	(6)
- Total net revenues	$9,514,475	$9,044,090	$(470,385)

- Cost of sales	$6,146,490	$7,068,907	$(922,417)	(1	), (6)

- Gross profit	$3,367,985	$1,975,183	$(1,392,802)
- Depreciation and amortization	$180,796	$56,992	$(123,804)	(1)
- Total operating expenses	$3,592,658	$3,468,854	$(123,804)
- Income (loss) from operations	$(224,673)	$(1,493,671)	$(1,268,998)
- Income from operations before income taxes	$(342,515)	$(1,611,513)	$(1,268,998)
- Net income (loss)	$(342,515)	$(1,611,513)	$(1,268,998)

STATEMENT OF STOCKHOLDERS’ EQUITY
At December 31, 2011
- Net income (loss)	$(342,515)	$(1,611,513)	$(1,268,998)	(7)
- Balance, December 31, 2011	$(4,667,198)	$(5,936,196)	$(1,268,998)

STATEMENT OF CASH FLOWS
Year Ended December 31, 2011
Cash Flows from Operating Activities
- Net income	$(342,515)	$(1,611,513)	$(1,268,998)	(7)
- Depreciation and amortization	$295,666	$171,862	$(123,804)	(10)
- Inventory	$(2,580,833)	$(768,464)	$1,812,369	(10)
- Accounts payable and accrued expenses	$2,560,044	$2,531,941	$(28,103)	(10)
- Cash used in operating activities	$(489,576)	$(98,112)	$391,464

Cash Flows from Investing Activities
- Purchase of property and equipment	$(154,223)	$(542,811)	$(388,588)	(10)
- Acquisition of investment in subsidiary	$—	$(1,900,000)	$(1,900,000)	(10)
- Cash used in investing activities	$(154,223)	$(2,442,811)	$(2,288,588)

Cash Flows from Financing Activities
- Proceeds from floor plan financing	$898,713	$631,915	$(266,798)	(9)
- Proceeds from line of credit	$—	$465,284	$465,284	(9)
- Repayments of line of credit	$—	$(369,000)	$(369,000)	(9)
- Proceeds from note and loan payables	$—	$47,124	$47,124	(9)
- Repayments of note and loan payables	$(122,377)	$(40,229)	$82,148	(9)
- Proceeds from loan payables – related party	$—	$2,000,000	$2,000,000	(9)
- Repayments of loan payables – related party	$—	$(61,634)	$(61,634)	(9)
- Cash provided by financing activities	$855,836	$2,752,960	$1,897,124

At September 30, 2011
ASSETS
- Intangible property	$1,597,317	$2,321,303	$723,986	(1)
- Total assets	$6,760,338	$7,484,324	$723,986

RETAINED EARNINGS/EQUITY
- Accumulated deficit	$(4,426,582)	$(3,702,596)	$723,986	(1)
- Total stockholders’ equity	$(132,307)	$591,679	$723,986
- Total liabilities/stockholders’ equity	$6,760,338	$7,484,324	$723,986

STATEMENT OF INCOME
Nine Months Ended September 30, 2011
- Total net revenues	$5,459,948	$5,145,743	$(314,205)	(6)

- Cost of sales	$3,287,036	$2,329,675	$(957,361)	(1	), (6)

- Gross profit	$2,172,912	$2,816,068	$643,156
- Depreciation and amortization	$135,947	$55,117	$80,830	(1)
- Total operating expenses	$2,218,019	$2,137,189	$80,830
- Income (loss) from operations	$(45,107)	$678,879	$723,986
- Income from operations before income taxes	$(101,899)	$622,087	$723,986
- Net income (loss)	$(101,899)	$622,087	$723,986

STATEMENT OF INCOME
Three Months Ended September 30, 2011
- Total net revenues	$3,113,836	$2,902,720	$(211,116)	(6)

- Cost of sales	$1,883,919	$1,029,647	$(854,272)	(1	), (6)

- Gross profit	$1,229,917	$1,873,073	$643,156
- Depreciation and amortization	$106,736	$63,762	$42,974	(1)
- Total operating expenses	$1,069,439	$1,026,465	$42,974
- Income from operations	$160,478	$846,608	$686,130
- Income from operations before income taxes	$91,447	$777,577	$686,130
- Net income	$91,447	$777,577	$686,130

STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011
Cash Flows from Operating Activities
- Net income	$(101,899)	$622,087	$723,986	(7)
- Depreciation and amortization	$181,535	$67,484	$(114,051)	(10)
- Common stock issued for services	$85,286	$84,486	$(800)	(8)
- Inventory	$(1,890,353)	$(1,771,706)	$(118,647)	(10)
- Intangibles	$640,488	$—	$(640,488)	(10)
- Cash used in operating activities	$(458,367)	$(608,367)	$(150,000)

Cash Flows from Investing Activities
- Acquisition of investment in subsidiary	$—	$(1,850,000)	$(1,850,000)	(10)
- Cash used in investing activities	$(262,237)	$(2,112,237)	$(1,850,000)

Cash Flows from Financing Activities
- Proceeds from floor plan financing	$—	$282,713	$282,713	(9)
- Proceeds from line of credit	$—	$751,906	$751,906	(9)
- Repayments of line of credit	$—	$(149,000)	$(149,000)	(9)
- Proceeds from note and loan payables	$982,206	$82,798	$(899,408)	(9)
- Repayments of note and loan payables	$(133,630)	$(94,028)	$39,602	(9)
- Proceeds from loan payables – related party	$—	$2,000,000	$2,000,000	(9)
- Repayments of loan payables – related party	$—	$(25,813)	$(25,813)	(9)
- Cash provided by financing activities	$908,076	$2,908,076	$2,000,000

At June 30, 2011
ASSETS
- Intangible property	$2,283,447	$2,321,303	$37,856	(1)
- Total assets	$6,182,162	$6,220,018	$37,856

RETAINED EARNINGS/EQUITY
- Accumulated deficit	$(4,518,031)	$(4,480,175)	$37,856	(1)
- Total stockholders’ equity	$(223,756)	$(185,900)	$37,856
- Total liabilities/stockholders’ equity	$6,182,162	$6,220,018	$37,856

STATEMENT OF INCOME
Six Months Ended June 30, 2011
- Total net revenues	$2,346,112	$2,243,023	$(103,089)	(6)

- Cost of sales	$1,403,118	$1,300,029	$(103,089)	(6)

- Gross profit	$942,994	$942,994	$-
- Depreciation and amortization	$29,211	$(8,645)	$(37,856)	(1)
- Total operating expenses	$1,148,581	$1,110,725	$(37,856)
- Income (loss) from operations	$(205,587)	$(167,731)	$37,856
- Income from operations before income taxes	$(193,348)	$(155,492)	$37,856
- Net income (loss)	$(193,348)	$(155,492)	$37,856

STATEMENT OF INCOME
Three Months Ended June 30, 2011
- Total net revenues	$1,861,783	$1,758,694	$(103,089)	(6)

- Cost of sales	$1,247,279	$1,144,190	$(103,089)	(6)

- Gross profit	$614,504	$614,504	$-
- Depreciation and amortization	$22,103	$(15,753)	$(37,856)	(1)
- Total operating expenses	$673,017	$635,161	$(37,856)
- Income (loss) from operations	$(58,513)	$(20,657)	$37,856
- Income (loss) from operations before income taxes	$(37,691)	$165	$37,856
- Net income (loss)	$(37,691)	$165	$37,856

STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011
Cash Flows from Operating Activities
- Net income (loss)	$(193,348)	$(155,492)	$37,856	(7)
- Fair value of options issued to employees	$4,880	$4,080	$(800)	(8)
- Inventory	$(1,088,006)	$(1,275,062)	$(187,056)	(1)
- Cash used in operating activities	$132,157	$(17,843)	$(150,000)

Cash Flows from Investing Activities
- Acquisition of investment in subsidiary	$—	$(1,850,000)	$(1,850,000)	(1)
- Cash used in investing activities	$(180,368)	$(2,030,368)	$(1,850,000)

Cash Flows from Financing Activities
- Proceeds from floor plan financing	$—	$48,699	$48,699	(9)
- Proceeds from line of credit	$—	$326,649	$326,649	(9)
- Proceeds from note and loan payables	$444,506	$69,158	$(375,348)	(9)
- Proceeds from loan payables – related party	$—	$2,000,000	$2,000,000	(9)
- Cash provided by financing activities	$409,978	$2,409,978	$2,000,000

(1)

Period effect on results of operations to correct the purchase price allocations related to the Mobility Freedom and Ride-Away acquisitions

(2)

Period effect on results of operations for reclassification of labor and overhead

(3)

Period effect on results of operations for change in method to depreciate leasehold improvements

(4)

Period effect on results of operations for inventory adjustments

(5)

Period effect on results of operations for impairment of goodwill

(6)

Period effect on results of operations to correct method used to account for certain Home Healthcare revenue from Gross method to Net method

(7)

Total period effect on results of operations for adjustments

(8)

Total period effect to correct mechanical error

(9)

Total period effect to display amounts in gross format

(10)

Total effect on results of operations to correct the purchase price allocations related to the Mobility Freedom and Ride-Away acquisitions

(11)

Tax effect of above corrections – year ended December 31, 2012 only