Form 10-Q/A
period 2013-03-31
HASCO Medical, Inc.
filed 2014-03-12
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

HASCO MEDICAL, INC.

FORM 10-Q

TABLE OF CONTENTS

EXPLANATORY NOTE

This First Amended Quarterly Report on Form 10-Q/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the quarter ended March 31, 2013; and amends Items 1 and 2 of Part I of our Quarterly Report on Form 10-Q previously filed on March 29, 2013.  This restatement is necessary due to (1) required corrections to the purchase price allocations related to the May 13, 2011 acquisition of Mobility Freedom, Inc. and the March 1, 2012 acquisition of Ride-Away Handicap Equipment Corp. and the effects of these corrections on amortization expense and other income accounts, (2) a correction to the classification of certain direct labor and overhead expenses originally reported as administrative expenses and now reported as cost of sales for the quarters ended March 31, 2013 and 2012, (3) a correction to the method used to depreciate leasehold improvements from useful life to the shorter of useful life or lease term, and (4) a correction to the accounting for sold vehicles that previously had not been fully relieved from inventory.  The Company has also concluded that there was a material weakness in internal control over financial reporting as of December 31, 2012 that has not been remediated in 2013.

This First Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement.  For additional information regarding the restatement, see Note 14 to our Consolidated Financial Statements included in Part I - Item 1.  No other information contained in our previously filed Form 10-Q for the quarter ended March 31, 2013 has been updated or amended.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, a decline in general economic conditions nationally and internationally; decreased demand for our products and services; a change in the market acceptance of our products and services; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize new and improved products and services; our ability to raise capital to fund continuing operations; changes in government regulation; our ability to complete customer transactions and capital raising transactions; and other factors (including the risks contained in the sections our this annual report Form 10-K entitled “Risk Factors”) relating to our industry, our operations and results of operations or any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets – AS RESTATED

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,347,153	$850,391
Accounts receivable, net of allowance for doubtful accounts of $372,483 and $414,718 respectively	5,319,852	7,116,008
Inventory	11,752,476	10,489,388
Deferred tax asset	261,000	—
Prepaid expenses	360,931	177,942
Total current assets	19,041,412	18,633,729

Property & equipment, net of accumulated depreciation of $1,622,824 and $1,604,689, respectively	2,461,907	2,162,729
Intangible property	5,670,013	5,670,013
Other non-current assets	594,977	600,848
Total Assets	$27,768,309	$27,067,319

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,211,609	$2,528,005
Customer deposits and deferred revenue	478,084	909,465
Obligation under capital leases	593,868	510,555
Note Payable - Floor Plan	8,787,444	7,421,638
Line of Credit	5,907,368	6,081,368
Current portion of notes payable	115,657	114,265
Current portion of notes payable, related parties	502,003	506,787
Other current liabilities	609,332	377,724
Total current liabilities	19,205,365	18,449,807

Obligation under capital leases, net of current portion	820,104	531,969
Notes payable, net of current portion	1,647,542	1,833,746
Notes payable to related party, net of current portion	4,595,033	4,556,861
Total liabilities	26,268,044	25,372,383

Stockholders’ Equity
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 2,000,000,000 shares authorized; 988,190,882 and 987,852,772 shares issued and outstanding, respectively	988,191	987,853
Additional paid-in capital	6,564,640	6,560,979
Accumulated deficit	(6,052,566)	(5,853,896)
Total stockholders’ equity	1,500,265	1,694,936

Total Liabilities and Stockholders’ Equity	$27,768,309	$27,067,319

 See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations – AS RESTATED

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Product sales	$11,898,481	$7,364,235
Rental revenue	340,714	330,725
Service and other	2,834,279	1,130,270
Total net revenues	15,073,474	8,825,230

Cost of sales	11,817,663	6,806,377

Gross profit	3,255,811	2,018,853

Operating expenses:
Selling and marketing	917,979	557,541
General and administrative	2,686,130	1,239,575
Amortization and depreciation	78,621	40,099
Total operating expenses	3,682,730	1,837,215

Income (loss) from operations	(426,919)	181,638

Other income (expense)
Other income	164,878	72,709
Acquisition Fees	—	(27,740)
Interest expense	(197,671)	(158,035)
Total other income (expense)	(32,793)	(113,066)

Income (loss) from operations before income taxes	(459,712)	68,572

Provision for (benefit from) income taxes	(261,000)	9,605

Net income (loss)	$(198,712)	$58,967

Earnings per share:
Basic and dilutive	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	988,069,704	841,486,000

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows – AS RESTATED

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities:
Net income (loss)	$(198,712)	$58,967
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	321,062	185,898
Stock based compensation	2,000	—
Issuance of stock in settlement of services	—	18,432
Bad debt expense	—	89,673
Changes in assets and liabilities:
Accounts receivable	1,796,155	124,025
Inventory	(1,263,088)	(946,089)
Deferred tax asset	(261,000)	—
Prepaid expenses	(182,989)	(113,113)
Other assets	5,871	—
Accounts payable and accrued expenses	(325,594)	555,265
Customer deposits and deferred revenue	(431,381)	(119,755)
Other current liabilities	231,609	197,298
Net Cash (Used in) Provided by Operating Activities	(306,067)	50,601

Cash Flows from Investing Activities:
Acquisition of investment in subsidiary	—	(500,000)
Decrease (increase) in other assets	144,087	(578,744)
Purchase of property and equipment	(121,999)	(141,660)
Net Cash Provided by (Used in) Investing Activities	22,088	(1,220,404)

Cash Flows from Financing Activities:
Proceeds from floor plan financing	7,964,524	3,265,376
Repayments of floor plan financing	(6,598,718)	(2,335,854)
Proceeds from line of credit financing	40,000	287,561
Repayments of line of credit financing	(214,000)	—
Proceeds from note and loan payables	—	503,929
Repayments of note and loan payables	(109,782)	(33,842)
Repayments of loan payables – related party	(41,642)	(42,920)
Principal payments under capital lease obligations	(261,641)	—
Proceeds from sale of common stock	2,000	—
Net cash provided by financing activities financing activities	780,741	1,644,250

Net increase/decrease in cash	496,762	474,447
Cash at beginning of period	850,391	212,460
Cash at end of period	$1,347,153	$686,907

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$184,098	$—
Income taxes	$—	$—

Non-Cash transactions:
Promissory notes issued for the acquisition of assets	$—	$3,000,000
Intangibles and net assets acquired in Ride-Away acquisition	$—	$6,000,000

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charges related to long-lived assets in each of the three month periods ended March 31, 2013 and 2012.

Impairment of Indefinite-Lived Intangible Assets

The Company reviews indefinite-lived intangible assets for impairment annually at October 1. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company did not record any impairment charges related to indefinite-lived assets in each of the three month periods ended March 31, 2013 and 2012.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	(Restated) Quarter ended March 31, 2013	(Restated) Quarter ended March 31, 2012
Numerator:
Net income (loss)	$(198,712)	$58,967

Denominator:
Denominator for basic loss per share
(weighted-average shares)	988,069,704	841,486,000

Denominator for dilutive loss per share
(adjusted weighted-average)	988,069,704	841,486,000

Basic and diluted loss per share from continuing operations	$0.00	$0.00

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	(Restated) March 31, 2013%		December 31, 2012%
Trade receivables	$2,430,159	42.7	$3,579,308	47.5
Government receivables	3,262,176	57.3	3,951,418	52.5
	5,692,335	100.0	7,530,726	100.0
Less: allowances for doubtful accounts	(372,483)		(414,718)
Total	$5,319,852		$7,116,008

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

The Company recorded a bad debt allowance of $372,483 and $414,718 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 3 – INVENTORY

Inventory consists of the following:

	(Restated) March 31, 2013	December 31, 2012
Inventory	$11,131,716	$9,269,018,

Work in Process	620,760	1,220,370
	$11,752,476	$10,489,388

NOTE 4 – INTANGIBLES

Intangible assets consist of the following:

	Estimated Life	(Restated) March 31, 2013 (unaudited)	December 31, 2012 (audited)
Goodwill related to acquisition of Mobility Freedom	Indefinite	$1,641,303	$1,641,303
Goodwill related to acquisition of Ride-Away	Indefinite	1,888,710	1,888,710
Trade name related to acquisition of Mobility Freedom	Indefinite	400,000	400,000
Trade name related to acquisition of Ride-Away	Indefinite	990,000	990,000
Primary market area related to acquisition of Mobility Freedom	Indefinite	280,000	280,000
Primary market area related to acquisition of Ride Away	Indefinite	470,000	470,000
Total		$5,670,013	$5,670,013

For the three months ended March 31, 2013 and 2012, the Company recorded no amortization expense.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	(Restated) March 31, 2013 (unaudited)	December 31, 2012 (audited)
Building improvements	varies	$883,589	$883,589
Office furniture and equipment	3-5 years	313,048	313,048
Rental equipment	13-36 months	1,042,151	1,165,186
Vehicles	5 years	208,168	162,273
Capitalized leases	varies	1,637,775	1,243,322
Total		4,084,731	3,767,418
Accumulated depreciation		(1,622,824)	(1,604,689)
Net		$2,461,907	$2,162,729

For the three months ended March 31, 2013 and 2012 depreciation expense amounted to $313,752 and $170,434, respectively of which $235,131 and $130,335 is included in cost of sales, respectively.

NOTE 6 – NOTES PAYABLE

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

Subsequent to the restatement, the Company was not in compliance with one of its bank covenants relating to its debt to equity ratio at March 31, 2013.  The Company has requested a waiver from the lender.

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

The Company was in compliance with its floor plan covenants at March 31, 2013.

Installment Debt

Installment debts consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	33,772	35,343

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom.	1,855,724	1,878,293

Note Payable to related party, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 5% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,731,949	1,773,591

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	31,250	34,375

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences June 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,803,140	2,863,060

Commercial Note payable, dated March 1, 2012, issued for the acquisition or Ride-Away, original amount of $500,000 , five years (60 months), 5% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	404,400	426,997

Total debt	6,860,235	7,011,659

Current portion of long-term debt, notes payable	617,660	621,052
Long-term portion	$6,242,575	$6,390,607

Future debt amortization:

2013	$468,757
2014	653,731
2015	685,084
2016	710,513
2017	642,192
thereafter	3,699,958
$6,860,235

NOTE 7 – RELATED PARTY TRANSACTIONS

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

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On May 13, 2011 Hasco Medical, Inc. completed the acquisition of Mobility Freedom, Inc and Wheel Chair Vans of America (a DBA of Mobility Freedom, Inc.).  Pursuant to the terms of the transaction, Hasco paid the selling shareholders of Mobility Freedom Inc. and Wheelchair Vans of America $1,850,000 in cash and a $2,000,000 Promissory Note with a 15 year term bearing interest at 6% for a total consideration of $3,850,000 along with 250,000 shares of Hasco Medical, Inc. common stock.

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

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid the sole selling shareholder of Ride-Away $500,000 in cash and a $3,000,000 Promissory Note bearing 5% simple interest, principal and interest payable monthly over 10 years., along with 176,944,450 shares of Hasco Medical, Inc. common stock, valued at $2,500,000, for a total consideration of $6,000,000.

NOTE 9 – STOCK OPTION AND STOCK GRANT PLANS

All previously issues stock option grants were cancelled with no shares having been exercised.

In the first quarter of 2013, 178,740 shares of common stock valued at $2,000 were issued to an officer as employee compensation.

NOTE 10 – COMMITMENTS

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
$6,372,302

Rent expense was $154,200 and $98,305 for the three months ended March 31, 2013 and 2012, respectively.

Vehicle Leases

NOTE 11 – CONTINGENCIES

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

NOTE 12 – SEGMENT REPORTING

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

NOTE 13 – INCOME TAXES

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

For the quarter ended March 31, 2013 the company recognized a tax benefit to net income of $261,000 as a result of two factors.  For the first quarter ended March 31, 2013, we recognized a tax benefit of $38,000 as a result of our Net Loss from Operations of $(459,712).  In addition, we recognized a tax benefit of $223,000 as a result of the elimination of the going concern opinion previously issued by our certified auditor.  As sufficient evidence now exists that the ability to recognize future tax benefits is more likely than not to occur, management elected to recognize the entire prior tax years’ accumulated and yet unrecognized tax benefit in the quarter ended March 31, 2013.

The table below summarizes the effective tax provision the periods ended March 31, 2013 and 2012:

	For The Three Months Ended March 31,
	2013	2012
Expected federal income tax expense	$(34,000)	$365,000
State tax expense, net of federal tax effect	(4,000)	50,000
Permanent differences	—	—
	(38,000)	415,000
Increase(decrease) in allowance	(223,000)	(415,000)
Provision for Income Taxes	$(261,000)	—

The Company has deferred tax assets which are summarized as follows:

	March 31, 2013	December 31, 2012
Net operating loss carryforward	$166,000	$125,000
Allowance for doubtful accounts	95,000	98,000
Accrued expenses, related party	—	—
	261,000	223,000
Less: valuation allowance	—	(223,000)
Deferred Tax Asset	261,000	—

At March 31, 2013 the Company decreased its reserve against its deferred tax asset by $(223,000).  At December 31, 2012, the Company had fully reserved against its deferred tax assets due to the uncertainty of the future utilization of such assets.

NOTE 14 – RESTATEMENT

Subsequent to the Company filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, management determined that the Company:

A)

 had failed to properly record the purchase price allocations related to the May 13, 2011 acquisition of Mobility Freedom, Inc. and the March 1, 2012 acquisition of Ride-Away Handicap Equipment Corp. and the effects of these corrections on amortization expense and other income accounts.

B)

 had failed to properly classify direct labor and overhead as cost of goods sold for the quarters ended March 31, 2013 and 2012. We previously classified the direct labor and overhead as a component of general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements.

C)	had failed to properly depreciate leasehold improvements from useful life to the shorter of useful life or lease term.

D)	had failed to properly relieve inventory for sold vehicles that previously had not been fully relieved from inventory.

E)	had failed to properly account for certain Home Healthcare revenues using the Net Revenue method. We previously used the Gross Revenue method.

As a result of the above, the Company is restating its previously issued consolidated financial statements for the quarters ended March 31, 2013 and 2012 to correct the errors noted above with the Securities and Exchange Commission within this Quarterly Report.  Accordingly, the accompanying consolidated balance sheet and statements of operations for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction of Purchase Price Allocation, Direct Labor and Overhead, Depreciation of Leasehold Improvements, Correction of Inventory, and Net Revenue method	As Previously Reported	As Restated	Retroactive Adjustment

At March 31, 2013
ASSETS
- Inventory	$12,076,023	$11,752,476	$(323,547)	(4)
- Total current assets	$19,364,959	$19,041,412	$(323,547)
- Property and equipment	$1,397,563	$2,461,907	$1,064,344	(1), (3)
- Intangible property	$7,196,218	$5,670,013	$(1,526,205)	(1)
- Other non-current assets	$18,368	$594,977	$576,609	(1)
- Total assets	$27,977,108	$27,768,309	$(208,799)

LIABILITIES
- Accounts payable and accrued expenses	$2,312,470	$2,211,609	$(100,861)	(5)
- Current portion of capital lease obligations	$—	$593,868	$593,868	(1)
- Total current liabilities	$18,712,358	$19,205,365	$493,007
- Capital lease obligations, net of current portion	$—	$820,104	$820,104	(1)
- Total liabilities	$24,954,933	$26,268,044	$1,313,111

RETAINED EARNINGS/EQUITY
- Accumulated deficit	$(4,530,656)	$(6,052,566)	$(1,521,910)	(1)
- Total stockholders’ equity	$3,022,175	$1,500,265	$(1,521,910)
- Total liabilities/stockholders’ equity	$27,977,108	$27,768,309	$(208,799)

STATEMENT OF INCOME
Three Months Ended March 31, 2013
- Cost of sales	$10,673,589	$11,817,663	$1,144,074	(1), (2), (4)
- Gross profit	$4,399,885	$3,255,811	$(1,144,074)
- General and administrative	$3,799,252	$2,686,130	$(1,113,122)	(1), (2)
- Depreciation and amortization	$169,714	$78,621	$91,093	(1)
- Total operating expenses	$4,886,945	$3,682,730	$(1,204,215)
- Income (loss) from operations	$(487,060)	$(426,919)	$60,141
- Other income	$144,750	$164,878	$20,128	(1)
- Interest expense	$(184,098)	$(197,671)	$(13,573)	(1)
- Total other income (expense)	$(39,348)	$(32,793)	$6,555
- Income from operations before income taxes	$(526,408)	$(459,712)	$66,696
- Net income (loss)	$(265,408)	$(198,712)	$66,696

STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2013
Cash Flows from Operating Activities
- Net income	$(265,408)	$(198,712)	$66,696	(6)
- Depreciation and amortization	$183,042	$321,062	$138,020	(8)
- Inventory	$(1,329,252)	$(1,263,088)	$66,164	(8)
- Accounts payable and accrued expenses	$(316,396)	$(325,594)	$(9,198)	(8)
- Cash used in operating activities	$(567,749)	$(306,067)	$261,682

Cash Flows from Financing Activities
- Proceeds from floor plan financing	$1,191,806	$7,964,524	$6,772,718	(7)
- Repayments of floor plan financing	$—	$(6,598,718)	$(6,598,718)	(7)
- Proceeds from line of credit	$—	$40,000	$40,000	(7)
- Repayments of line of credit	$—	$(214,000)	$(214,000)	(7)
- Repayments of note and loan payables	$(151,383)	$(109,782)	$41,601	(7)
- Repayments of loan payables – related party	$—	$(41,642)	$(41,642)	(7)
- Repayments of capital leases	$—	$(261,641)	$(261,641)	(7)
- Cash provided by financing activities	$1,042,423	$780,741	$261,682

At March 31, 2012
ASSETS
- Inventory	$15,016,879	$14,987,880	$(28,999)	(4)
- Total current assets	$21,017,887	$20,988,888	$(28,999)
- Property and equipment	$1,697,412	$2,982,179	$1,284,767	(1), (3)
- Intangible property	$7,521,915	$5,775,466	$(1,746,449)	(1)
- Other non-current assets	$261,210	$837,819	$576,609	(1)
- Total assets	$30,498,424	$30,584,352	$85,928

LIABILITIES
- Current portion of capital lease obligations	$—	$565,996	$565,996	(1)
- Total current liabilities	$20,971,159	$21,537,155	$565,996
- Capital lease obligations, net of current portion	$—	$781,613	$781,613	(1)
- Total liabilities	$27,793,957	$29,141,566	$1,347,609	(1)

RETAINED EARNINGS/EQUITY
- Accumulated deficit	$(4,615,548)	$(5,877,229)	$(1,261,681)	(1)
- Total stockholders’ equity	$2,704,467	$1,442,786	$(1,261,681)
- Total liabilities/stockholders’ equity	$30,498,424	$30,584,352	$85,928

STATEMENT OF INCOME
Three Months Ended March 31, 2012
- Cost of sales	$6,282,809	$6,806,377	$523,568	(1), (2), (4)
- Gross profit	$2,542,421	$2,018,853	$(523,568)
- General and administrative	$1,714,223	$1,239,575	$(474,648)	(1), (2)
- Depreciation and amortization	$97,623	$40,099	$(57,524)	(1), (3)
- Total operating expenses	$2,369,387	$1,837,215	$(532,172)
- Income (loss) from operations	$173,034	$181,638	$8,604
- Interest expense	$(156,748)	$(158,035)	$1,287	(1)
- Total other income (expense)	$(111,779)	$(113,066)	$(1,287)
- Income from operations before income taxes	$61,255	$68,572	$7,317
- Net income (loss)	$51,650	$58,967	$7,317

STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012
Cash Flows from Operating Activities
- Net income (loss)	$51,650	$58,967	$7,317	(6)
- Depreciation and amortization	$97,643	$185,898	$88,275	(8)
- Inventory	$(1,510,632)	$(946,089)	$564,543	(8)
- Accounts payable	$1,959,673	$555,265	$(1,404,408)	(8)
- Cash used in operating activities	$794,874	$50,601	$(744,273)

Cash Flows from Investing Activities
- Acquisition of investment in subsidiary	$—	$(500,000)	$(500,000)	(8)
- Purchase of property and equipment	$(91,958)	$(141,660)	$(49,702)	(8)
- Increase (decrease) in other assets	$(2,135)	$(578,744)	$(576,609)	(8)
- Cash used in investing activities	$(94,093)	$(1,220,404)	$(1,126,311)

Cash Flows from Financing Activities
- Proceeds from floor plan financing	$(149,169)	$3,265,376	$3,414,545	(7)
- Repayments of floor plan financing	$—	$(2,335,854)	$(2,335,854)	(7)
- Proceeds from line of credit financing	$—	$287,561	$287,561	(7)
- Proceeds from note and loan payables	$—	$503,929	$503,929	(7)
- Repayments of note and loan payables	$(77,165)	$(33,842)	$43,323	(7)
- Repayments of loan payables – related party	$—	$(42,920)	$(42,920)	(7)
- Cash provided by (used in) financing activities	$(226,334)	$1,644,250	$1,870,584

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
(2)	Period effect on results of operations for reclassification of labor and overhead
(3)	Period effect on results of operations for change in method to depreciate leasehold improvements
(4)	Period effect on results of operations for inventory adjustments
(5)	Period effect on results of operations for impairment of goodwill
(6)	Total period effect on results of operations for adjustments
(7)	Total period effect to display amounts in gross format
(8)	Total effect on results of operations to correct the purchase price allocations related to the Mobility Freedom and Ride-Away acquisitions

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

The following table provides an overview of certain key factors of our results of operations for the quarter ended March 31, 2013 as compared to March 31, 2012:

	Quarter Ended March 31,
	(Restated) 2013	(Restated) 2012
Net Revenues	$15,073,474	$8,825,230
Cost of sales	11,817,663	6,806,377
Operating Expenses:
Selling and Marketing	917,979	557,541
General and administrative	2,686,130	1,239,575
Amortization and Depreciation	78,621	40,099
Total operating expenses	3,682,730	1,837,215
Income (loss) from operations	(426,919)	181,638
Total other income (expense)	(32,793)	(113,066)
Provision for (benefit from) income taxes	261,000	(9,605)
Net income (loss)	$(198,712)	$58,967

Other Key Indicators:

	Quarter ended March 31,
	(Restated) 2013	(Restated) 2012
Cost of sales as a percentage of revenues	78.4%	77.1%
Gross profit margin	21.6%	22.9%
General and administrative expenses as a percentage of revenues	17.8%	14.0%
Total operating expenses as a percentage of revenues	24.4%	20.8%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Quarter ended March 31,
	2013	2012
Product Sales	$11,898,481	$7,364,235
Rental Revenue	340,714	330,725
Service and other	2,834,279	1,130,270
Total Net Revenues	$15,073,474	$8,825,230

Quarter ended March 31, 2013 and 2012

Net Revenues

For the quarter ended March 31, 2013, we reported revenues of $15,073,474 as compared to revenues of $8,825,230 for the quarter ended March 31, 2012, an increase of $6,248,244 or approximately 70.8%.   The increase is due to the business acquisition in 2012.

Product sales for the quarter ended March 31, 2013 and 2012 amounted to $11,898,481 and $7,364,235 respectively, an increase of $4,534,246 or 61.6%.  Rental revenue for the quarter ended March 31, 2013 and 2012 amounted to $340,714 and $330,725, respectively, an increase of $9,989 or 3.0%.  Service and other revenue for the quarter ended March 31, 2013 and 2012 amounted to $2,834,279 and $1,130,270, respectively, an increase of $1,704,009 or 150.8%.   These increases were due to the acquisition of Ride-Away on March 1, 2012.  We do not anticipate any significant price increases in 2013.  Product sales comprise approximately 78.9% of the Company’s sales for the quarter ended March 31, 2013 compared to 83.4% in the same period of 2012.

Cost of Sales

Our cost of sales consists of products purchased for resale, and the lease expense for and depreciation of rental assets. For the quarter ended March 31, 2013, cost of sales was $11,817,663, or approximately 78.4% of revenues, compared to $6,806,377, or approximately 77.1% of revenues, for the quarter ended March 31, 2012. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the increase in sales associated with the acquisition of Ride-Away Handicap Equipment Corp. on March 1, 2012.

We have a single vendor that represents 27% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change, management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage was 21.6% for the quarter ended March 31, 2013 compared to 22.9% for the quarter ended March 31, 2012.

Total Operating Expense

Total operating expenses increased as a percentage of revenues to 24.4% for the quarter ended March 31, 2013 from 20.8% for the quarter ended March 31, 2012.  These changes include:

Selling and Marketing Expense. For the quarter ended March 31, 2013, selling and marketing costs were $917,979 and $557,541 for the quarter ended March 31, 2012. The increase was due to the business acquisitions made in 2012 and marketing, advertising and print advertising programs initiatives, primarily in the Modified Mobility Vehicle operations.

General and Administrative Expense. For the quarter ended March 31, 2013, general and administrative expenses were $2,686,130 as compared to $1,239,575 for the quarter ended March 31, 2012, an increase of $1,446,555. The increase is due to the acquisition of business entities in 2012. For the quarter ended March 31, 2013 and 2012 general and administrative expenses consisted of the following:

	Quarter ended March 31,
	(Restated) 2013	(Restated) 2012
Rent	$154,200	$98,305
Employee compensation	1,355,684	757,975
Professional fees	66,316	56,220
Internet/Phone	60,299	47,894
Travel/Entertainment	99,960	72,439
Insurance	91,085	73,797
Other general and administrative	858,586	132,945
	$2,686,130	$1,239,575

•	For the quarter ended March 31, 2013, rent expense increased by $55,895 over the same period in 2012. The increase is due to the rental adjustments leases on Ride-Away as a result of the acquisition.

•

For the quarter ended March 31, 2013, employee compensation, related taxes and stock-based compensation expenses was $1,355,684, an increase of $597,709 over the same period in 2012.  The increase relates primarily to the personnel added with the acquisition of Ride-Away and to the addition of several key positions in support of recent acquisitions.

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

•

For the quarter ended March 31, 2013, other general and administrative expense increased to $858,586 as compared to $132,945 for the quarter ended March 31, 2012, an increase of $725,641.  This increase is due to the addition of the Ride-Away subsidiary.

Depreciation and Amortization Expense.  For the quarter ended March 31, 2013, depreciation and amortization expense amounted to $78,621 as compared to $40,099 for the quarter ended March 31, 2012, an increase of $38,522.  This increase is due to the fixed assets acquired in the purchase of Ride-Away.

Income (Loss) From Operations

We reported income (loss) from operations of $(459,712) for the quarter ended March 31, 2013 as compared to a net income from operations of $68,572 for the quarter ended March 31, 2012.

Other income (Expense)

Other Income (Expense) for the quarter ended March 31, 2013 amounted to $(32,793) compared to $(113,066) for the quarter ended March 31, 2012.  Other income and expense consists of Other Income, Acquisition Fees, and Interest Expense.

Other Income consists primarily of discounts earned and totaled $164,878 for the quarter ended March 31, 2013 and $72,709 for the quarter ended March 31, 2012.  The increase is due to additional discounts earned with the acquisition of the Ride-Away subsidiary.

Acquisition fees for the quarter ended March 31, 2013 and 2012 were $0 and $(27,740) respectively.  These are the various legal and professional fees incurred in the acquisition of Ride-Away.

Interest expense for the quarter ended March 31, 2013 amounted to $(197,671) as compared to $(158,035) for the quarter ended March 31, 2012, an increase of $39,636.  This increase is due to the additional debt the Company incurred in the acquisition of the Ride-Away.

Net Income (Loss)

Our net income (loss) was $(198,712) for the quarter ended March 31, 2013 compared to net income of $58,967 for the quarter ended March 31, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012	$ Change	% Change
Working capital surplus (deficit)	$(163,953)	$83,061	$(247,014)	(297.4)

Cash	1,347,153	850,391	496,762	58.4%
Accounts receivable, net	5,319,852	7,116,008	(1,796,156)	(25.2%	)
Inventory	11,752,476	10,489,388	1,263,088	12.0%
Total current assets	$19,041,412	$18,633,729	$407,683	2.2%
Property and equipment, net	2,461,907	2,162,729	299,178	13.8%
Intangible property, net	5,670,013	5,670,013	—	—
Total assets	$27,768,309	$27,067,319	$700,990	2.6%

Accounts payable and accrued expenses	$2,211,609	$2,528,005	$(316,396)	(12.5%	)
Other Current Liabilities	609,333	377,724	231,609	61.3%
Customer deposits and deferred revenue	478,074	909,465	(431,391)	(47.4%	)
Current portion of capital leases	593,868	510,555	83,313	16.3%
Note Payable – Floor Plan	8,787,444	7,421,638	1,365,806	18.4%
Line of credit	5,907,368	6,081,368	(174,000)	(2.9%	)
Notes payable, current	115,657	114,265	1,392	1.2%
Notes payable, related party-current	502,003	506,787	(4,784)	(0.9%	)
Total current liabilities	$19,205,365	$18,449,807	$755,558	4.1%
Capital lease obligations	820,104	531,969	288,135	54.2%
Notes payable-long term	1,647,542	1,833,746	(186,204)	(10.2%	)
Notes payable, related party-long term	4,595,033	4,556,861	38,172	0.8%
Total liabilities	$26,268,044	$25,372,383	$895,661	3.5%
Accumulated deficit	(6,052,566)	(5,853,896)	(198,670)	(3.4%	)
Stockholders’ equity	$1,500,265	$1,694,936	$(194,671)	(11.5%	)

At March 31, 2013 we had a working capital deficit of $(163,953) and an accumulated deficit of $(6,052,566) compared to a working capital surplus of $83,061 and an accumulated deficit of $(5,853,896) at December 31, 2012.  The change in working capital is primarily due to a reduction in accounts receivable in the three months ended March 31, 2013, partially offset by an increase in inventory and decreases in accounts payable and customer deposits and deferred revenue.  The change in the accumulated deficit is due to the net loss for the three months ended March 31, 2013.

Net cash used in operating activities was $(306,067) for the quarter ended March 31, 2013.  This was primarily due to a net loss of $198,712, and the changes in operating assets and liabilities of $430,417, offset partially by depreciation expense of $321,062, and stock based compensation of $2,000. The changes in operating assets and liabilities were primarily due to increases in other current liabilities of $231,609, accounts receivable of $1,796,155, and other assets of $5,871, offset partially by the decreases in inventory of $1,263,088, deferred tax asset of $261,000, prepaid expenses of $182,989, accounts payable and accrued expenses of $325,594, and customer deposits and deferred revenue of $431,381.

Net cash provided by operating activities was $50,601 for the quarter ended March 31, 2012.  This was primarily due to a net profit of $58,967, depreciation expense of $185,898, bad debt expense of $89,673, and the issuance of stock in settlement of services of $18,432, offset partially by the changes in operating assets and liabilities of $302,369. The changes in operating assets and liabilities were primarily due to increases in accounts payable and accrued expenses of $555,265, other current liabilities of $197,298, and accounts receivable of $124,025, offset partially by the decreases in inventory of $946,089, prepaid expenses of $113,113, and customer deposits and deferred revenue of $119,755.

Net cash provided by investing activities for the quarter ended March 31, 2013 was $22,088 as compared to net cash used in investing activities of $1,220,404 for the quarter ended March 31, 2012. During the quarter ended March 31, 2013, cash was provided by the sale of property and equipment offset partially by the cash used for the purchase of property and equipment.

Net cash provided by financing activities for the quarter ended March 31, 2013 was $780,741. This consisted of net draws and repayments on our floor plan of $1,365,806, proceeds from sale of common stock of $2,000, offset partially by net draws and repayments on our lines of credit of $174,000, repayments on our notes payable of $109,782, repayments of related party notes payable of $41,642, and principal payments under capital lease obligations of $261,641.  For the quarter ended March 31, 2012, net cash provided by financing activities was $1,644,250.  This consisted of net draws and repayments on our floor plan of $929,522, draws on our lines of credit of $287,561, net draws and repayments on our notes payable of $470,087, offset partially by repayments of related party notes payable of $42,920.

Financing – We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt and floor plan payment requirements, and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

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

Vehicle Floorplans and Lines of Credit – Vehicle floorplans and line of credit reflect the amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with our corresponding manufacturers.  Changes in our vehicle floorplan and credit lines are reported in the financing cash flow section.  Below is a listing of our gross usage and payments on the company’s floorplan and credit lines for the quarter ended March 31, 2013 and 2012:

For the quarter-ended March 31, 2013:

Facility	Additions	Payments	Net Usage Increase (decrease)
Floor plan	$7,964,524	$6,598,718	$1,365,806
Line of credit	40,000	214,000	(174,000)
Total	$8,004,524	$6,812,718	$1,191,806

For the quarter-ended March 31, 2012:

Facility	Additions	Payments	Net Usage Increase (decrease)
Floor plan	$3,265,376	$2,335,854	$929,522
Line of credit	287,561	—	287,561
Total	$3,552,937	$2,335,854	$1,217,083

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

In view of the restatements and the reclassification of our financial statements for the year ended December 31, 2012, as described under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatements, and in connection with the evaluation of our controls and procedures for the quarter ended March 31, 2013 we have determined that we have a material weakness in our controls and procedures, as more fully described below.

A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

We have become aware that we:

A)

had failed to properly record the purchase price allocations related to the May 13, 2011 acquisition of Mobility Freedom and the March 1, 2012 acquisition of Ride-Away and the effects of these allocations on amortization expense and other statement of operations accounts during 2011 and 2012, including all quarters in those years subsequent to the purchase of Mobility Freedom;

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

D)	had failed to properly relieve inventory for sold vehicles that previously had not been fully relieved from inventory

E)	had failed to record impairment of all of the goodwill associated with the Home Healthcare reporting unit in the quarter ended December 31, 2012.

F)	had failed to properly account for certain Home Healthcare revenues using the Net Revenue method. We previously used the Gross Revenue method.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the quarter ended March 31, 2013, the years ended December 31, 2012 and 2011, for each of the quarters for the year ended December 31, 2012, for the quarters ended June 30, 2011 and September 30, 2011, and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that periods should no longer be relied upon.  Accordingly, we have restated our financial statements for the quarters ended March 31, 2013 and 2012 included with this Amended Report.

We determined that these failures and related restatements and reclassification demonstrated the following weakness in our internal control over financial reporting:

•

Accounting and Finance Personnel Weakness — As of the quarter ended March 31, 2013, the Company lacked appropriate resources within the accounting function.  The accounting staff is comprised of few people and, as of March 31, 2013, the staff did not have an adequate number of personnel with the expertise and training to meet the Company’s reporting demands.

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

* Previously filed

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

Hasco Medical, Inc.

By:/s/ Hal Compton, Jr.
March 12, 2014	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By:/s/ Shane Jorgenson
March 12, 2014	Shane Jorgenson
Chief Financial Officer, principal financial and accounting officer