Form 10-Q/A
period 2013-06-30
HASCO Medical, Inc.
filed 2014-03-13
CIK 1131675

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

Hasco Medical, Inc.

FORM 10-Q

TABLE OF CONTENTS

EXPLANATORY NOTE

This First Amended Quarterly Report on Form 10-Q/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the quarter ended June 30, 2013; and amends Items 1 and 2 of Part I of our Quarterly Report on Form 10-Q previously filed on August 14, 2013. This restatement is necessary due to (1) required corrections to the purchase price allocations related to the May 13, 2011 acquisition of Mobility Freedom, Inc. and the March 1, 2012 acquisition of Ride-Away Handicap Equipment Corp. and the effects of these corrections on amortization expense and other income accounts, (2) a correction to the classification of certain direct labor and overhead expenses originally reported as administrative expenses and now reported as cost of sales for the quarters ended June 30, 2013 and 2012, (3) a correction to the method used to depreciate leasehold improvements from useful life to the shorter of useful life or lease term, and (4) a correction to the accounting for sold vehicles that previously had not been fully relieved from inventory. The Company has also concluded that there was a material weakness in internal control over financial reporting as of December 31, 2012 that has not been remediated in 2013.

This First Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 15 to our Consolidated Financial Statements included in Part I - Item 1. No other information contained in our previously filed Form 10-Q for the quarter ended June 30, 2013 has been updated or amended.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets – AS RESTATED

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,068,250	$850,391
Accounts receivable, net of allowance for doubtful accounts of $242,545 and $414,718 respectively	6,072,734	7,116,008
Inventory	11,112,593	10,489,388
Deferred tax asset	297,633	—
Prepaid expenses	570,863	177,942
Total current assets	19,122,073	18,633,729

Property & equipment, net of accumulated depreciation of $1,854,581 and $1,604,689, respectively	2,399,457	2,162,729

Intangible property	5,670,013	5,670,013
Other non-current assets	586,568	600,848
Total Assets	$27,778,111	$27,067,319

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,938,323	$2,528,005
Customer deposits and deferred revenue	538,660	909,465
Obligation under capital leases	629,812	510,555
Note payable - floor plan	10,379,553	7,421,638
Line of credit	3,271,178	6,081,368
Current portion of notes payable	279,701	114,265
Current portion of notes payable, related parties	174,020	506,787
Other current liabilities	720,576	377,724
Total current liabilities	18,931,823	18,449,807

Obligation under capital lease, net of current portion	869,741	531,969
Notes payable, net of current portion	4,707,798	1,833,746
Notes payable to related party, net of current portion	1,515,822	4,556,861
Total liabilities	26,025,184	25,372,383

Stockholders’ Equity
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 2,000,000,000 shares authorized; and 988,309,702 and 987,852,772 shares issued and outstanding, respectively	988,310	987,853
Additional paid-in capital	6,566,522	6,560,979
Accumulated deficit	(5,801,905)	(5,853,896)
Total stockholders’ equity	1,752,927	1,694,936

Total Liabilities and Stockholders’ Equity	$27,778,111	$27,067,319

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations – AS RESTATED

(unaudited)

	For the Three Months Ended June 30
	2013	2012

Product sales	$14,806,794	$15,312,280
Rental revenue	273,133	323,752
Service and other	3,630,397	3,841,895
Total net revenues	18,710,324	19,477,927

Cost of sales	14,647,997	15,177,525

Gross profit	4,062,327	4,300,402

Operating expenses:
Selling and marketing	1,091,839	330,620
General and administrative	2,571,446	3,489,681
Amortization and depreciation	73,965	44,686
Total operating expenses	3,737,250	3,864,987

Income from operations	325,077	435,415

Other income (expense)
Other income	205,961	163,833
Acquisition fees	—	—
Interest expense	(175,817)	(219,260)
Total other income (expense)	30,144	(55,427)

Income from continuing operations before income taxes	355,221	379,988

Provision for income taxes	17,012	33,016

Net income from continuing operations	$338,209	$346,972
(Loss) from Discontinued Operations, net of income tax	(87,527)	(113,050)
Net Income	250,682	233,922

Earnings per share:
Basic and dilutive-Continuing Operations	$0.00	$0.00
Basic and dilutive-Discontinued Operations	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	988,278,663	977,113,039

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations – AS RESTATED

(unaudited)

	For the Six Months Ended June 30
	2013	2012

Product sales	$26,662,233	$22,345,146
Rental revenue	547,201	521,137
Service and other	6,456,400	5,153,877
Total net revenues	33,665,834	28,020,159

Cost of sales	26,421,462	21,543,053

Gross profit	7,244,372	6,477,106

Operating expenses:
Selling and marketing	2,009,339	434,964
General and administrative	5,058,349	5,264,357
Amortization and depreciation	151,499	71,463
Total operating expenses	7,219,187	5,770,784

Income from operations	25,185	706,322

Other income (expense)
Other income	370,826	235,954
Acquisition fees	—	(26,740)
Interest expense	(369,394)	(351,609)
Total other income (expense)	1,432	(142,395)

Income from continuing operations before income taxes	26,617	563,927

Provision for (benefit from) income taxes	(194,175)	44,612

Net income from continuing operations	$220,792	$519,315
(Loss) from Discontinued Operations, net of income tax	(168,801)	(226,426)
Net Income	51,991	292,889

Earnings per share:
Basic and dilutive-Continuing Operations	$0.00	$0.00
Basic and dilutive-Discontinued Operations	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	988,003,408	909,299,520

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows – AS RESTATED

(unaudited)

	For the Six Months Ended June 30,
	2013	2012

Cash Flows from Operating Activities:
Net income from Continued Operations	$220,792	$519,315
Net income (loss) from Discontinued Operations	(168,801)	(226,426)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	607,269	197,948
Gain on disposal of property and equipment	—	(29,055)
Stock based compensation	4,000	81,737
Issuance of stock in settlement of services	—	47,932
Bad debt expense	—	(53,660)
Changes in assets and liabilities:
Accounts receivable	1,043,274	369,642
Inventory	(623,205)	648,726
Deferred Tax Asset	(297,633)	—
Prepaid expenses	(392,921)	(77,226)
Intangibles	—	—
Other assets	14,282	(325,690)
Accounts payable and accrued expenses	410,318	(1,655,667)
Customer deposits and deferred revenue	(370,805)	(803)
Other current liabilities	342,852	157,064
Net Cash Provided by (Used in) Operating Activities	789,422	(346,163)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	1,900	54,000
Decrease (increase) in fixed assets	144,437	—
Purchase of property and equipment	(125,009)	(211,384)
Acquisition of investment in subsidiary	—	(500,000)
Net Cash Provided by (Used in) Investing Activities	21,328	(657,384)

Cash Flows from Financing Activities:
Proceeds from floor plan financing	16,151,600	10,226,570
Repayments of floor plan financing	(13,193,685)	(8,671,287)
Proceeds from line of credit financing	540,000	487,561
Repayments of line of credit financing	(3,350,190)	—
Proceeds from note and loan payables	—	503,926
Repayments of note and loan payables	(250,569)	(105,856)
Proceeds from sale of common stock	2,000	9,890
Principal payments under capital lease obligations	(408,298)	(323,665)
Repayments of loans payables – related party	(83,749)	(83,032)
Net Cash Provided by (Used in) Financing Activities	(592,891)	2,044,107

Net increase/decrease in cash	217,859	1,040,560
Cash at beginning of period	850,391	212,460
Cash at end of period	$1,068,250	$1,253,020

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$344,362	$366,872
Income taxes	$—	$—

Non-Cash transactions:
Promissory notes issued for the acquisition of assets	$—	$3,000,000
Intangibles and net assets acquired in Ride-Away acquisition	$—	$6,000,000

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges related to long-lived assets in each of the three and six month periods ended June 30, 2013 and 2012.

Impairment of Indefinite-Lived Intangible Assets

The Company reviews indefinite-lived intangible assets for impairment annually at October 1. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded an impairment charge of $105,454 at October 1, 2012 related to its Home Healthcare reporting unit. The Company did not record any impairment charges related to indefinite-lived intangible assets in each of the three and six month periods ended June 30, 2013 and 2012.

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

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the six month periods ended June 30, 2013 and June 30, 2012 totaled $2,009,339 and $434,964, respectively. The increase is due primarily to the acquisition of the Ride-Away subsidiary.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	(Restated) Quarter ended June 30, 2013	(Restated) Quarter ended June 30, 2012
Numerator:
Net income (loss)	$250,682	$233,922

Denominator:
Denominator for basic loss per share
(weighted-average shares)	988,278,633	971,113,039

Denominator for dilutive loss per share
(adjusted weighted-average)	988,278,633	977,113,039

Basic and diluted loss per share from continuing operations	$0.00	$0.00

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	(Restated) June 30, 2013%		December 31, 2012%
Trade receivables	$3,046,469	42.7	$3,579,308	47.5
Government receivables	3,268,810	57.3	3,951,418	52.5
	6,315,279	100.0	7,530,726	100.0
Less: allowances for doubtful accounts	(242,545)		(414,718)
Total	$6,072,734		$7,116,008

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

The Company recorded a bad debt allowance of $242,545 and $414,718 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 3 – INVENTORY

Inventory consists of the following:

	June 30, 2013	December 31, 2012
Inventory	$10,645,771	$9,269,018
Work in Process	466,822	1,220,370
	$11,112,593	$10,489,388

NOTE 4 – INTANGIBLES

Intangible assets consist of the following:

	Estimated Life	(Restated) June 30, 2013 (unaudited)	December 31, 2012 (audited)
Goodwill related to acquisition of Mobility Freedom	Indefinite	$1,641,303	$1,641,303
Goodwill related to acquisition of Ride-Away	Indefinite	1,888,710	1,888,710
Trade name related to acquisition of Mobility Freedom	Indefinite	400,000	400,000
Trade name related to acquisition of Ride-Away	Indefinite	990,000	990,000
Primary market area related to acquisition of Mobility Freedom	Indefinite	280,000	280,000
Primary market area related to acquisition of Ride Away	Indefinite	470,000	470,000
Total		$5,670,013	$5,670,013

For the six months ended June 30, 2013 and 2012, the Company recorded no amortization expense.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	(Restated) June 30, 2013 (unaudited)	December 31, 2012 (audited)
Building improvements	varies	$887,780	$883,589
Office furniture and equipment	3-5 years	269,357	313,048
Rental equipment	13-36 months	1,039,181	1,165,186
Vehicles	5 years	198,619	162,273
Capitalized leases	varies	1,859,101	1,243,322
Total		4,254,038	3,767,418
Accumulated depreciation		(1,854,581)	(1,604,689)
Net		$2,399,457	$2,162,729

For the six months ended June 30, 2013 and 2012 depreciation expense amounted to $601,140 and $197,948, respectively of which $419,286 and $6,368 is included in discontinued operations, respectively.

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

Subsequent to the restatement, the Company was not in compliance with one of its bank covenants relating to its debt to equity ratio at June 30, 2013.  The Company has requested a waiver from the lender.

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

The Company was in compliance with its floor plan covenants at June 30, 2013.

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

In the first six months of 2013, 297,560 shares of common stock valued at $4,000 were issued to an officer as employee compensation.

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
$5,850,526

Rent expense was $404,224 and $519,930 for the six months ended June 30, 2013 and 2012, respectively.

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

The table below summarizes the tax provision for the six months periods ended June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Federal income tax expense(benefit)	$(66,777)	$39,916
State tax expense (benefit)	(7,856)	4,696
	(74,633)	44,612
Increase(decrease) in valuation allowance	(223,000)	—
Provision for Income Taxes	$(297,633)	$44,612

The Company has deferred tax assets which are summarized as follows:

	June 30, 2013	December 31, 2012
Net operating loss carryforward	$202,633	$433,000
Allowance for doubtful accounts	95,000	125,000
Accrued expenses, related party	—	68,000
	297,633	626,000
Less: valuation allowance	—	(626,000)
Deferred Tax Asset	297,633	—

NOTE-14 – SUBSEQUENT EVENTS

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

NOTE 15 – RESTATEMENT

Subsequent to the Company filing its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, management determined that the Company:

A)

had failed to properly record the purchase price allocations related to the May 13, 2011 acquisition of Mobility Freedom, Inc. and the March 1, 2012 acquisition of Ride-Away Handicap Equipment Corp. and the effects of these corrections on amortization expense and other income accounts.

B)

had failed to properly classify direct labor and overhead as cost of goods sold for the quarters ended June 30, 2013 and 2012. We previously classified the direct labor and overhead as a component of general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements.

C)	had failed to properly depreciate leasehold improvements from useful life to the shorter of useful life or lease term.

D)	had failed to properly relieve inventory for sold vehicles that previously had not been fully relieved from inventory.

As a result of the above, the Company is restating its previously issued consolidated financial statements for the three and six month periods ended June 30, 2013 and 2012 to correct the errors noted above with the Securities and Exchange Commission within this Quarterly Report.  Accordingly, the accompanying consolidated balance sheet and statements of operations for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction of Purchase Price Allocation, Direct Labor and Overhead, Depreciation of Leasehold Improvements, Correction of Inventory, and Net Revenue method	As Previously Reported	As Restated	Retroactive Adjustment

At June 30, 2013
ASSETS
- Inventory	$11,590,960	$11,112,593	$(478,367)	(4)
- Total current assets	$19,600,440	$19,122,073	$(478,367)
- Property and equipment	$1,318,085	$2,399,457	$1,081,372	(1), (3)
- Intangible property	$7,114,791	$5,670,013	$(1,444,778)	(1)
- Other non-current assets	$9,959	$586,568	$576,609	(1)
- Total assets	$28,043,275	$27,778,111	$(265,164)

LIABILITIES
- Accounts payable and accrued expenses	$3,065,196	$2,938,323	$(126,873)	(5)
- Current portion of capital lease obligations	$—	$629,812	$629,812	(1)
- Total current liabilities	$18,428,884	$18,931,823	$502,939
- Capital lease obligations, net of current portion	$—	$869,741	$869,741	(1)
- Total liabilities	$24,652,504	$26,025,184	$1,372,680

RETAINED EARNINGS/EQUITY
- Accumulated deficit	$(4,164,061)	$(5,801,905)	$1,637,844	(1)
- Total stockholders’ equity	$3,390,771	$1,752,927	$(1,637,844)
- Total liabilities/stockholders’ equity	$28,043,275	$27,778,111	$(265,164)

STATEMENT OF INCOME
Six Months Ended June 30, 2013
- Cost of sales	$24,032,131	$26,421,462	$2,389,331	(1), (2),(4)

- Gross profit	$9,633,703	$7,244,372	$(2,389,331)
- General and administrative	$7,234,267	$5,058,349	$(2,175,918)	(1), (2)
- Depreciation and amortization	$320,578	$151,499	$(169,079)	(1), (3)
- Total operating expenses	$9,564,184	$7,219,187	$(2,344,997)
- Income from operations	$69,519	$25,185	$(44,334)
- Other income	$350,698	$370,826	$20,128	(1)
- Interest expense	$(344,362)	$(369,394)	$(25,032)	(1)
- Total other income (expense)	$6,336	$1,432	$(4,904)
- Income from operations before income taxes	$75,855	$26,617	$(49,238)
- Net income	$101,229	$51,991	$(49,238)

STATEMENT OF INCOME
Three Months Ended June 30, 2013
- Cost of sales	$13,402,740	$14,647,997	$1,245,257	(1), (2),(4)

- Gross profit	$5,307,584	$4,062,327	$(1,245,257)
- General and administrative	$3,634,242	$2,571,446	$(1,062,796)	(1), (2)
- Depreciation and amortization	$151,951	$73,965	$(77,986)	(1), (3)
- Total operating expenses	$4,878,032	$3,737,250	$(1,140,782)
- Income from operations	$429,552	$325,077	$(104,475)
- Interest expense	$(164,358)	$(175,817)	$(11,459)	(1)
- Total other income (expense)	$41,603	$30,144	$(11,459)
- Income from operations before income taxes	$471,155	$355,221	$(115,934)
- Net income	$366,616	$250,682	$(115,934)

Six Months Ended June 30, 2013
Cash Flows from Operating Activities
- Net income	$270,030	$220,792	$(49,238)	(6)
- Depreciation and amortization	$344,707	$607,269	$262,562	(8)
- Inventory	$(844,190)	$(623,205)	$220,985	(8)
- Accounts payable	$436,328	$410,318	$(26,010)	(8)
- Cash provided by operating activities	$381,123	$789,422	$408,299

Cash Flows from Financing Activities
- Proceeds from floor plan financing	$147,725	$16,151,600	$16,003,875	(7)
- Repayments of floor plan financing	$—	$(13,193,685)	$(13,193,685)	(7)
- Proceeds from line of credit	$—	$540,000	$540,000	(7)
- Repayments of line of credit	$—	$(3,350,190)	$(3,350,190)	(7)
- Repayments of note and loan payables	$(334,317)	$(250,569)	$83,748	(7)
- Repayments of loan payables – related party	$—	$(83,749)	$(83,749)	(7)
- Principal payments under capital lease obligation	$—	$(408,298)	$(408,298)	(7)
- Cash used in financing activities	$(184,592)	$(592,891)	$(408,299)

At June 30, 2012
ASSETS
- Inventory	$13,916,957	$13,848,157	$(68,800)	(4)
- Total current assets	$20,345,907	$20,277,107	$(68,800)
- Property and equipment	$1,609,368	$2,876,833	$1,267,465	(1), (3)
- Intangible property	$7,440,492	$5,775,466	$(1,665,026)	(1)
- Other non-current assets	$8,156	$584,765	$576,609	(1)
- Total assets	$29,403,923	$29,514,171	$110,248

LIABILITIES
- Current portion of capital lease obligations	$—	$563,204	$563,204	(1)
- Total current liabilities	$19,670,406	$20,233,610	$563,204
- Capital lease obligations, net of current portion	$—	$777,757	$777,757	(1)
- Total liabilities	$26,375,372	$27,716,333	$1,340,961

RETAINED EARNINGS/EQUITY
- Accumulated deficit	$(4,412,591)	$(5,643,304)	$(1,230,713)	(1)
- Total stockholders’ equity	$3,028,551	$1,797,838	$(1,230,713)
- Total liabilities/stockholders’ equity	$29,403,923	$29,514,171	$110,248

STATEMENT OF INCOME
Six Months Ended June 30, 2012
- Cost of sales	$20,033,102	$21,543,053	$1,509,951	(1), (2),(4)

- Gross profit	$7,987,057	$6,477,106	$(1,509,951)
- General and administrative	$6,674,361	$5,264,357	$(1,410,004)	(1), (2)
- Depreciation and amortization	$208,702	$71,463	$(137,239)	(1), (3)
- Total operating expenses	$7,318,027	$5,770,784	$(1,547,243)
- Income from operations	$669,030	$706,322	$37,292
- Other income	$233,502	$235,954	$2,452	(1)
- Interest expense	$(350,150)	$(351,609)	$(1,459)	(1)
- Total other income (expense)	$(143,388)	$(142,395)	$993
- Income from operations before income taxes	$525,642	$563,927	$38,285
- Net income	$254,604	$292,889	$38,285

STATEMENT OF INCOME
Three Months Ended June 30, 2012
- Cost of sales	$14,191,142	$15,177,525	$986,383	(1), (2),(4)

- Gross profit	$5,286,785	$4,300,402	$(986,383)
- General and administrative	$4,425,037	$3,489,681	$(935,356)	(1), (2)
- Depreciation and amortization	$124,401	$44,686	$(79,715)	(1), (3)
- Total operating expenses	$4,880,058	$3,864,987	$(1,015,071)
- Income from operations	$406,727	$435,415	$28,688
- Other income	$161,381	$163,833	$2,452	(1)
- Interest expense	$(219,088)	$(219,060)	$28	(1)
- Total other income (expense)	$(57,707)	$(55,427)	$2,280
- Income from operations before income taxes	$349,020	$379,988	$30,968
- Net income	$202,954	$233,922	$30,968

Six Months Ended June 30, 2012
Cash Flows from Operating Activities
- Net income	$481,030	$519,315	$38,285	(6)
- Depreciation and amortization	$337,464	$197,948	$(139,516)	(8)
- Inventory	$(410,710)	$648,726	$1,059,436	(8)
- Other assets	$250,919	$(325,690)	$(576,609)	(8)
- Accounts payable and accrued expenses	$372,651	$(1,655,667)	$(2,028,318)	(8)
- Other current liabilities	$32,065	$157,064	$124,999	(8)
- Cash provided by (used in) operating activities	$1,175,560	$(346,163)	$(1,521,723)

Cash Flows from Investing Activities
- Purchase of property and equipment	$(153,453)	$(211,384)	$(57,931)	(8)
- Acquisition of investment in subsidiary	$—	$(500,000)	$(500,000)	(8)
- Cash used in financing activities	$(99,453)	$(657,384)	$(557,931)

Cash Flows from Financing Activities
- Proceeds from floor plan financing	$18,858	$10,226,570	$10,207,712	(7)
- Repayments of floor plan financing	$—	$(8,671,287)	$(8,671,287)	(7)
- Proceeds from line of credit	$—	$487,561	$487,561	(7)
- Proceeds from note and loan payables	$—	$503,926	$503,926	(7)
- Repayments of note and loan payables	$(64,295)	$(105,856)	$(41,561)	(7)
- Repayments of loan payables – related party	$—	$(83,032)	$(83,032)	(7)
- Principal payments under capital lease obligation	$—	$(323,665)	$(323,665)	(7)
- Cash Provided by (used in) financing activities	$(35,547)	$2,044,107	$2,079,654

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

The following table provides an overview of certain key factors of our results of continuing operations for the quarter ended June 30, 2013 as compared to June 30, 2012:

	Quarter Ended June 30,
	(Restated) 2013	(Restated) 2012
Net Revenues	$18,710,324	$19,477,927
Cost of sales	14,647,997	15,177,525
Operating Expenses:
Selling and Marketing	1,091,839	330,620
General and administrative	2,571,446	3,489,681
Amortization and Depreciation	73,965	44,686
Total operating expenses	3,737,250	3,864,987
Income from operations	325,077	435,415
Total other income (expense)	30,144	(55,427)
Provision for (benefit from) income taxes	(17,012)	(33,016)
Net income from Continuing Operations	$338,209	$346,972

Other Key Indicators:

	Quarter Ended June 30,
	(Restated) 2013	(Restated) 2012
Cost of sales as a percentage of revenues	78.3%	77.9%
Gross profit margin	21.7%	22.1%
General and administrative expenses as a percentage of revenues	13.7%	17.9%
Total operating expenses as a percentage of revenues	20.0%	19.8%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Quarter ended June 30,
	2013	2012
Product Sales	$14,806,795	$15,312,280
Rental Revenue	273,133	323,752
Service and other	3,630,397	3,841,895
Total Net Revenues	$18,710,325	$19,477,927

Quarter ended June 30, 2013 and 2012

Net Revenues

For the quarter ended June 30, 2013, we reported revenues of $18,710,325 as compared to revenues of $19,477,927 for the quarter ended June 30, 2012, a decrease of $767,602 or approximately 3.9%.  The decrease is due to the reduction in private pay business for van sales.

Product sales for the quarter ended June 30, 2013 and 2012 amounted to $14,806,794 and $15,312,280 respectively, a decrease of $505,486 or 3.3%.  Rental revenue for the quarter ended June 30, 2013 and 2012 amounted to $273,133 and $323,752, respectively, a decrease of $50,619 or 15.6%.  Service and other revenue for the quarter ended June 30, 2013 and 2012 amounted to $3,630,397 and $3,841,895, respectively, an increase of $211,498 or 5.5%.  These decreases were due to the reduction in private pay business for van sales.  We do not anticipate any significant price increases in 2013.  Product sales comprise approximately 79.1% of the Company’s sales for the quarter ended June 30, 2013 compared to 78.6% in the same period of 2012.

Cost of Sales

Our cost of sales consists of products purchased for resale, and the lease expense for and depreciation of rental assets. For the quarter ended June 30, 2013, cost of sales was $14,647,997, or approximately 78.3% of revenues, compared to $15,177,525, or approximately 77.9% of revenues, for the quarter ended June 30, 2012. The decrease in the cost of sales is due to the decrease in revenue.

We have a single vendor that represents 27% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Gross profit percentage for the quarter ended June 30, 2013 was 21.7% compared to 22.1 % for the quarter ended June 30, 2012.

Total Operating Expense

Total operating expenses increased as a percentage of revenues to 20.0 % for the quarter ended June 30, 2013 from 19.8% for the quarter ended June 30, 2012.  These changes include:

Selling and Marketing Expense. For the quarter ended June 30, 2013, selling and marketing costs were $1,091,839 and $330,620 for the quarter ended June 30, 2012. The increase was due to the business acquisitions made in 2012 and marketing, advertising and print advertising programs initiatives, primarily in the Modified Mobility Vehicle operations.

General and Administrative Expense. For the quarter ended June 30, 2013, general and administrative expenses were $2,571,446 as compared to $3,489,681 for the quarter ended June 30, 2012, a decrease of $918,235. The decrease is due to the synergies attained with the acquisition of business entities in 2012. For the quarters ended June 30, 2013 and 2012 general and administrative expenses consisted of the following:

	Quarter ended June 30,
	(Restated) 2013	(Restated) 2012
Rent	$291,312	$71,755
Employee compensation	1,437,556	2,156,235
Professional fees	67,565	66,932
Internet/Phone	57,252	37,856
Travel/Entertainment	109,974	73,968
Insurance	82,350	53,823
Other general and administrative	525,437	1,029,112
	$2,571,446	$3,489,681

•	For the quarter ended June 30, 2013, rent expense increased by $219,557 over the same period in 2012. The increase is due to the rental adjustments leases on Ride-Away as a result of the acquisition.

•	For the quarter ended June 30, 2013, employee compensation, related taxes and stock-based compensation expenses was $1,437,556, a decrease of $718,679 over the same period in 2012.

•	For the quarter ended June 30, 2013, professional fees increased to $67,565 as compared to $66,932 for the quarter ended June 30, 2012; an increase of $633.

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

Depreciation and Amortization Expense.  For the quarter ended June 30, 2013, depreciation and amortization expense amounted to $73,965 as compared to $44,686 for the quarter ended June 30, 2012, an increase of $29,279.  This increase is due to the fixed assets acquired in the purchase of Ride-Away.

Income From Operations

We reported income from continuing operations of $325,077 for the quarter ended June 30, 2013 as compared to a net income from continuing operations of $435,415 for the quarter ended June 30, 2012.

Other Income (Expense)

Other Income (Expense) for the quarter ended June 30, 2013 amounted to $30,144 compared to $(55,427) for the quarter ended June 30, 2012.  Other income and expense consists of Other Income, Acquisition Fees, and Interest Expense.

Other Income consists primarily of discounts earned and totaled $205,961 for the quarter ended June 30, 2013 and $163,833 for the quarter ended June 30, 2012.  The increase is due to additional discounts earned with the acquisition of the Ride-Away subsidiary.

Interest expense for the quarter ended June 30, 2013 amounted to $(175,817) as compared to $(219,260) for the quarter ended June 30, 2012, a decrease of $43,443.  This decrease is due to the refinancing of debt the Company acquired in the acquisition of the Ride-Away.

Loss From Discontinued Operations, Net of Income Tax

Loss From Discontinued Operations, Net of Income Tax represents loss from our Southern Medical subsidiary.  The loss decreased from $(113,050) for the quarter ended June 30, 2012 to $(87,527) for the quarter ended June 30, 2013, a decrease of $25,523.  The decrease in the loss is due to the winding down of the Southern Medical business in the quarter.

Net Income

Net income was $250,682 for the quarter ended June 30, 2013 compared to net income of $233,922 for the quarter ended June 30, 2012.  The increase was primarily due to the reduction in losses from the Southern Medical subsidiary.

Six Month Period ended June 30, 2013 and 2012

Net Revenues

For the six months ended June 30, 2013, we reported revenues of $33,665,834 as compared to revenues of $28,020,159 for the six months ended June 30, 2012, an increase of $5,645,675 or approximately 20.1%.

Product sales and Rental revenue for the six months ended June 30, 2013 and 2012 amounted to $26,662,233 and $22,345,146, respectively. Service revenue for the six months ended June 30, 2013 totaled $6,456,400 compared to $5,153,876 for the six months ended June 30, 2012.  Rental revenue for the six months ended June 30, 2013 and 2012 was $547,201 and $521,137, respectively.  The overall increase of revenue is due to the acquisition of Ride-Away Handicap Equipment Corp. on March 1, 2012.  Approximately 14% of our wheelchair van segment revenue was derived from veterans receiving benefits from VA.

Cost of Sales

Our cost of sales consists of products purchased for resale and the depreciation of rental assets. For the six months ended June 30, 2013, cost of sales was $26,421,462, or approximately 78.5% of revenues, compared to $21,543,053, or approximately 76.9% of revenues, for the six months ended June 30, 2012. During the six months ended June 30, 2013 cost of sales increased due to increased revenues related to our wheelchair van sales which have a higher cost of sales as a percentage of net revenues than the home healthcare portion of our business.  The overall increase of cost of sales for our wheelchair vans is due to the acquisition of Ride-Away on March 1, 2012.

Gross Profit

Overall gross profit percentage decreased to 21.5% for the six months ended June 30, 2013 from 23.1% for the six months ended June 30, 2012,  due to the lower gross profit percentage earned in our wheelchair van operations.  For the six months ended June 30, 2012, approximately 79.2% of the company’s revenues were generated by the sale of wheelchair vans at this lower margin percentage thus negatively impacting the overall margin percentage.

Total Operating Expense

Total operating expenses increased as a percentage of revenues to 21.4% for the six months ended June 30, 2013 from 20.6% for the six months ended June 30, 2012.  These changes include:

Selling and Marketing. For the six months ended June 30, 2013, selling and marketing costs were $2,009,339 and there were $434,964 for the six months ended June 30, 2012. The increase was due to marketing, advertising and print advertising programs initiatives, primarily in the wheelchair van segment.

General and administrative expense. For the six months ended June 30, 2013, general and administrative expenses were $5,058,349 as compared to $5,264,357 for the six months ended June 30, 2012, a decrease of $206,008. For the six months ended June 30, 2013 and 2012 general and administrative expenses consisted of the following:

	Six Months Ended June 30,
	(Restated) 2013	(Restated) 2012
Rent	$465,237	$519,930
Employee compensation	2,867,898	2,554,530
Professional fees	126,834	152,790
Internet/Phone	110,631	97,745
Travel/Entertainment	209,507	137,084
Insurance	162,680	141,272
Other general and administrative	1,115,562	1,661,006
	$5,058,349	$5,264,357

•	For the six months ended June 30, 2013, Rent expense decreased by $54,693 over the same period in 2012. The decrease is due to favorable lease renewals.

•

For the six months ended June 30, 2013, employee compensation, related taxes and stock-based compensation expenses was $2,867,898, an increase of $313,368 over the same period in 2012.  The increase relates primarily to the personnel added with the acquisition of Ride-Away.

•	For the six months ended June 30, 2013, professional fees decreased to $126,834 as compared to $152,790 for the same period in 2012 a decrease of $25,956 or 17.0%.

•

For the six months ended June 30, 2013, internet/telephone expense increased to $110,631 as compared to $97,745 for the same period in 2012, an increase of $12,886.  This increase is due to the addition of Ride-Away.

•

For the six months ended June 30, 2013, travel and entertainment expense increased to $209,507 as compared to $137,084 for the same period in 2012, an increase of $72,423.  This increase is due to the increased travel necessitated by the acquisition of Ride-Away.

•

For the six months ended June 30, 2013 insurance expense increased to $162,680 as compared to $141,272 for the six months ended June 30, 2012, an increase of $21,408.  This increase is due to the addition of the Ride-Away locations.

•

For the six months ended June 30, 2013, other general and administrative expense decreased to $1,115,562 as compared to $1,661,006 for the six months ended June 30, 2012, a decrease of $545,444.  This decrease is due to the synergies attained with the addition of the Ride-Away subsidiary.

Depreciation and amortization expense. For the six months ended June 30, 2013, depreciation and amortization expense amounted to $151,499 as compared to $71,463 for the six months ended June 30, 2012, an increase of $80,036, or 112.0%.  The increase is primarily due to the depreciation on the fixed assets acquired in the Ride-Away acquisition.

Income from Operations

We reported income from operations of $25,185 for the six months ended June 30, 2013 as compared to income from operations of $706,322 for the six months ended June 30, 2012 due primarily to the increase in selling and marketing expense in 2013 compared to 2012.

Other Income (Expense)

Other income (loss) for the six months ended June 30, 2013 amounted to $1,432 compared to $(142,395) for the six months ended June 30, 2012.  Other income and expense consists of Other Income, Acquisition Fees, and Interest Expense.

Other Income consists primarily of discounts earned and totaled $370,826 for the six months ended June 30, 2013 and $235,954 for the six months ended June 30, 2012.  The increase is due to additional discounts earned with the acquisition of the Ride-Away subsidiary.

Acquisition fees for the six months ended June 30, 2013 amounted to $0 as compared with $26,740 fees for the six months ended June 30, 2012.  These are the various legal and professional fees incurred in the acquisition of Ride-Away which occurred on March 1, 2012.

Interest expense for the six months ended June 30, 2013 amounted to $369,394 as compared to $351,609 for the six months ended June 30, 2012, an increase of $17,785.  This increase is due to the additional debt the company has incurred in the acquisition of the Ride-Away and Mobility Freedom subsidiaries.

Loss From Discontinued Operations, Net of Income Tax

Loss From Discontinued Operations, Net of Income Tax represents loss from our Southern Medical subsidiary.  The loss decreased from $(226,426) for the six months ended June 30, 2012 to $(168,801) for the six months ended June 30, 2013, a decrease of $57,625.  The decrease in the loss is due to the winding down of the Southern Medical business in 2013.

Net Income

Our net income was $51,991 for the six months ended June 30, 2013 compared to income of $292,889 for the six months ended June 30, 2012.

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

The following table provides an overview of certain selected balance sheet comparisons between June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012	$ Change	% Change

Working capital surplus	$190,250	$183,922	$6,328	3.4%

Cash	1,068,250	850,391	217,859	25.6%
Accounts receivable, net	6,072,734	7,116,008	(1,043,274)	(14.7%)
Inventory	11,112,593	10,489,388	623,205	5.9%
Total current assets	$19,122,073	$18,633,729	$488,344	2.6%
Property and equipment, net	2,399,457	2,162,729	236,728	10.9%
Intangible property, net	5,670,013	5,670,013	—	NA
Total assets	$27,778,111	$27,067,319	$710,792	2.6%

Accounts payable and accrued liabilities	$2,938,323	$2,528,005	$410,318	16.2%
Other Current Liabilities	720,576	377,724	342,852	90.8%
Customer deposits and deferred revenue	538,660	909,465	(370,805)	(40.8%)
Current portion of capital leases	629,812	510,555	119,257	23.4%
Note Payable – Floor Plan	10,379,553	7,421,638	2,957,915	39.9%
Line of credit	3,271,178	6,081,368	(2,810,190)	(46.2%)
Notes payable, current	279,701	114,265	165,436	144.8%
Notes payable, related party-current	174,020	506,787	(332,767)	(65.7%)
Total current liabilities	$18,931,823	$18,449,807	$482,016	2.6%
Capital lease obligations	869,741	531,969	337,772	63.5%
Notes payable-long term	4,707,798	1,833,746	2,874,052	156.7%
Notes payable, related party-long term	1,515,822	4,556,861	(3,041,039)	(66.7%)
Total liabilities	$26,025,184	$25,372,383	$652,801	2.6%

Accumulated deficit	(5,801,905)	(5,853,896)	51,991	0.9%

Stockholders’ equity	$1,752,927	$1,694,936	$(57,991)	3.4%

At June 30, 2013 we had a working capital surplus of $190,250 and an accumulated deficit of $(5,801,905) compared to a working capital surplus of $83,061 and an accumulated deficit of $(5,853,896) at June 30, 2013.  The change in working capital is primarily due to a reduction in accounts receivable in the six months ended June 30, 2013, partially offset by an increase in inventory and a net increase in the current portion of capital lease obligations, notes payable and line of credit.  The decrease in the accumulated deficit is due to the net income for the six months ended June 30, 2013.

Net cash provided by operating activities was $789,422 for the six months ended June 30, 2013. For the six months ended June 30, 2013, we had net income of $51,991, non-cash items such as depreciation and amortization expense of $607,269, stock-based compensation of $4,000; and changes in operating assets and liabilities of $126,162.  The changes in operating assets and liabilities were primarily due to increases in accounts receivable of $1,043,274, and other assets of $14,282, accounts payable and accrued expenses of $410,318, and other current liabilities of $342,852, offset partially by the decreases in inventory of $623,205, deferred tax asset of $297,633, prepaid expenses of $392,921, and customer deposits and deferred revenue of $370,805.

Net cash used in operating activities was $(346,163) for the six months ended June 30, 2012. For the six months ended June 30, 2012, we had net income of $292,899, non-cash items such as depreciation and amortization expense of $197,948, stock-based compensation of $81,737, issuance of stock in settlement of services of $47,932; offset partially by the gain on disposal of property and equipment of $29,055, bad debt expense of $53,660, and changes in operating assets and liabilities of $883,954.  The changes in operating assets and liabilities were primarily due to increases in accounts receivable of $369,642, inventory of $648,726, and other liabilities of $157,064, offset partially by the decreases in prepaid expenses of $77,226, other assets of $325,690, accounts payable and accrued expenses of $1,655,667, and customer deposits and deferred revenue of $803.

Net cash provided by investing activities for the six months ended June 30, 2013 was $21,328 as compared to net cash used in investing activities of $(657,384) for the six months ended June 30, 2012. During the six months ended June 30, 2013, cash was provided by the sale of property and equipment offset partially by the cash used for the purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2013 was $(592,891). This consisted of by net draws and repayments on our lines of credit of $2,810,190, repayments on our notes payable of $250,569,  principal payments under capital lease obligations of $408,298, and repayments of related party notes payable of $83,749, offset partially, net draws and repayments on our floor plan of $2,957,915, and the proceeds from sale of common stock of $2,000.  For the six months ended June 30, 2012, net cash provided by financing activities was $2,044,107.  This consisted of net draws and repayments on our floor plan of $1,555,283, draws on our lines of credit of $487,561, net draws and repayments on our notes payable of $398,070, and the proceeds from sale of common stock of $9,890, offset partially by principal payments under capital lease obligations of $323,665, and repayments of related party notes payable of $83,032.

At June 30, 2013 we had a working capital of $190,250 and accumulated deficit of $(5,081,905).

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

Vehicle Floor Plans and Lines of Credit – Vehicle floor plans and line of credit reflect the amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with our corresponding manufacturers.  Changes in our vehicle floor plan and credit lines are reported in the financing cash flow section.  Below is a listing of our gross usage and payments on the company’s floor plan and credit lines for the quarters ended June 30, 2013 and 2012:

For the six months-ended June 30, 2013:

Facility	Additions	Payments	Net Usage Increase (decrease)
Floor plan	$16,151,600	$13,193,685	$2,957,915
Line of credit	540,000	3,350,190	(2,810,190)
Total	$16,691,600	$16,543,875	$147,725

For the six months-ended June 30, 2012:

Facility	Additions	Payments	Net Usage Increase (decrease)
Floor plan	$10,226,570	$8,671,287	$1,555,283
Line of credit	487,561	—	487,561
Total	$10,714,131	$8,671,287	$2,042,844

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

In view of the restatements and the reclassification of our financial statements for the year ended December 31, 2012, as described under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatements, and in connection with the evaluation of our controls and procedures for the quarter ended June 30, 2013 we have determined that we have a material weakness in our controls and procedures, as more fully described below.

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

Hasco Medical, Inc.

By: /s/ Hal Compton, Jr.
March 13, 2014	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Shane Jorgenson
March 13, 2014	Shane Jorgenson
Financial Officer, principal financial and accounting officer