Form 10-Q
period 2013-09-30
HASCO Medical, Inc.
filed 2014-06-12
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

or

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

[√] Yes    [  ] No

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

996,938,389 shares of common stock were issued and outstanding as of May 31, 2014.

Hasco Medical, Inc.

FORM 10-Q

TABLE OF CONTENTS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the quarter ended September 30, 2012; and amends Items 1 and 2 of Part I of our Quarterly Report on Form 10-Q previously filed on November 13, 2012.  This restatement is necessary due to (1) required corrections to the purchase price allocations related to the May 13, 2011 acquisition of Mobility Freedom, Inc. and the March 1, 2012 acquisition of Ride-Away Handicap Equipment Corp. and the effects of these corrections on amortization expense and other income accounts, (2) a correction to the classification of certain direct labor and overhead expenses originally reported as administrative expenses and now reported as cost of sales for the quarter ended September 30, 2012, (3) a correction to the method used to depreciate leasehold improvements from useful life to the shorter of useful life or lease term, and (4) a correction to the accounting for sold vehicles that previously had not been fully relieved from inventory.  The Company has also concluded that there was a material weakness in internal control over financial reporting as of December 31, 2012 that has not been remediated in 2013.

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 amends and restates only those items of our Quarterly Report on Form 10-Q previously filed on November 13, 2012 which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement.  For additional information regarding the restatement, see Note 15 to our Consolidated Financial Statements included in Part I - Item 1.  No other information contained in our previously filed Form 10-Q for the quarter ended September 30, 2012 has been updated or amended.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this quarterly report and other reports we have filed or will file with the SEC and which are incorporated by reference herein, including statements under the caption “Risk Factors” and “Forward-Looking Statements”.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these.

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms “Hasco,” “the Company,” ” we,” “our,” and “us” refer to Hasco Medical, Inc., a Florida corporation, and our subsidiaries.  “Management” refers to the executive officers of Hasco Medical, Inc. and any of its subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash	$1,800,511	$850,391
Accounts receivable, net of allowance for doubtful accounts of $289,641 and $414,718, respectively	6,133,888	7,116,008
Inventory	11,837,590	10,489,388
Deferred tax asset	72,554	—
Prepaid expenses	538,031	177,942
Total current assets	20,382,574	18,633,729

Property & equipment, net of accumulated depreciation of $1,388,206 and $1,604,689, respectively	2,160,702	2,162,729

Intangible assets, net of accumulated amortization of $3,659 and $0, respectively	6,254,415	5,670,013
Other non-current assets	603,466	600,848
Total Assets	$29,401,157	$27,067,319

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,066,442	$2,528,005
Customer deposits and deferred revenue	496,566	909,465
Obligation under capital leases	384,098	510,555
Note Payable - Floor Plan	11,268,495	7,421,638
Line of Credit	4,263,662	6,081,368
Current portion of Notes Payable	471,783	114,265
Current portion of loans and notes payable, related parties	276,699	506,787
Other current liabilities	883,007	377,724
Total current liabilities	20,110,752	18,449,807

Obligation under capital lease, net of current portion	834,217	531,969
Deferred Tax Liability	45,600	—
Notes payable, net of current portion	4,380,700	1,833,746
Notes payable to related party, net of current portion	1,784,321	4,556,861
Total liabilities	27,155,590	25,372,383

Stockholders’ Equity
Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized; and 991,887,666 and 987,852,772 shares issued and outstanding, respectively	991,888	987,853
Additional paid-in capital	6,639,111	6,560,979
Accumulated deficit	(5,385,432)	(5,853,896)
Total stockholders’ equity	2,245,567	1,694,936

Total Liabilities and Stockholders’ Equity	$29,401,157	$27,067,319

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30
	2013	(Restated) 2012

Product sales	$15,920,226	$15,049,934
Rental revenue	370,476	302,371
Service and other	3,208,907	2,540,134
Total net revenues	19,499,609	17,892,439

Cost of sales	15,028,016	14,233,667

Gross profit	4,471,593	3,658,772

Operating expenses:
Selling and marketing	1,203,365	1,124,268
General and administrative	2,520,011	2,233,605
Amortization and depreciation	80,622	91,012
Total operating expenses	3,803,998	3,448,885

Income from operations	667,595	209,887

Other income (expense)
Other income	243,313	138,026
Interest expense	(215,984)	(265,617)
Total other income (expense)	27,329	(127,591)

Income (loss) from continuing operations before income taxes	694,924	82,296

Provision for (benefit from) income taxes	225,079	8,976

Income (loss) from continuing operations	469,845	73,320
(Loss) from Discontinued Operations, net of income tax	(53,324)	(85,880)
Net Income (Loss)	$416,521	$(12,560)

Earnings per share:
Basic and dilutive-Continuing Operations	$0.00	$0.00
Basic and dilutive-Discontinued Operations	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	989,460,705	984,657,699

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Nine Months Ended September 30
	2013	(Restated) 2012

Product sales	$42,582,459	$37,926,136
Rental revenue	917,678	823,507
Service and other	9,665,307	7,162,955
Total net revenues	53,165,444	45,912,598

Cost of sales	41,449,478	36,067,359

Gross profit	11,715,966	9,845,238

Operating expenses:
Selling and marketing	3,212,704	2,844,408
General and administrative	7,577,424	5,841,062
Amortization and depreciation	232,121	225,410
Total operating expenses	11,022,249	8,910,880

Income from operations	693,717	934,358

Other income (expense)
Other income	613,202	373,979
Acquisition Fees	—	(26,740)
Interest expense	(585,377)	(635,368)
Total other income (expense)	27,825	(288,129)

Income from continuing operations before income taxes	721,542	646,229

Provision for (benefit from) income taxes	51,168	53,588

Income from continuing operations	$670,374	$592,641
(Loss) from Discontinued Operations, net of income tax	(201,862)	(312,306)
Net Income	$468,512	$280,335

Earnings per share:
Basic and dilutive-Continuing Operations	$0.00	$0.00
Basic and dilutive-Discontinued Operations	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	988,694,780	956,299,520

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2013	(Restated) 2012

Cash Flows from Operating Activities:
Net income	$468,512	$280,335
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	540,493	273,867
Loss (Gain) on disposal of property and equipment	625,866	(123,288)
Stock based compensation	80,165	102,978
Issuance of stock in settlement of services	—	93,132
Bad debt expense	—	(87,364)
Deferred tax asset	(72,554)	—
Changes in assets and liabilities:
Accounts receivable	1,313,155	(634,812)
Inventory	(973,176)	2,106,649
Prepaid expenses	(315,195)	(11,573)
Other assets	—	(326,704)
Accounts payable	(532,885)	(1,361,247)
Customer deposits and deferred revenue	(412,899)	(428,959)
Accrued expenses and other liabilities	505,283	89,753
Net Cash Provided by (Used in) Operating Activities	1,226,765	(27,233)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	1,900	241,089
Purchase of property and equipment	(168,571)	(418,689)
Acquisition of business, net of cash acquired	(468,976)	(500,000)
Net Cash Used in Investing Activities	(635,647)	(677,600)

Cash Flows from Financing Activities:
Proceeds from floor plan financing	24,035,927	17,327,381
Repayments of floor plan financing	(20,605,798)	(16,116,968)
Proceeds from line of credit financing	1,546,149	487,561
Repayments of line of credit financing	(3,363,854)	(582,560)
Proceeds from note and loan payables	—	523,444
Repayments of note and loan payables	(364,406)	(229,196)
Proceeds from sale of common stock	2,000	39,890
Principal payments under capital lease obligations	(807,267)	(512,781)
Repayments of loans payables – related party	(83,749)	(123,649)
Net Cash Provided by Financing Activities	359,002	813,122

Net increase in cash	950,120	108,289
Cash at beginning of period	850,391	212,460
Cash at end of period	$1,800,511	$320,749

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$585,377	$654,398
Income taxes	$—	$—

Non-Cash transactions:
Promissory notes issued for the acquisition of assets	$350,000	$3,000,000
Vehicles purchased through capital leases	$983,060	$356,370

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hasco Medical, Inc., formerly BBC Graphics of Palm Beach Inc. was incorporated in May 1999 under the laws of the State of Florida. Through a series of transactions, BBC Graphics of Palm Beach Inc. (at the time an inactive corporation) became Hasco Medical, Inc. (Hasco).  Concurrently, Hasco Medical, Inc. acquired Southern Medical & Mobility.  In May, 2011, Hasco acquired Mobility Freedom, Inc. and Wheelchair Vans of America.  In November, 2011, Hasco acquired Certified Medical Systems II (Certified Medical).  A more detailed description of these transactions is contained in our 10-K filing with the Securities and Exchange Commission for the period ended December 31, 2012. On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  On September 4, 2013, Hasco Medical, Inc. completed the acquisition of Auto Mobility Sales, Inc. (Auto Mobility).

Services and Products

Historically our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom and our March 2012 acquisition of Ride-Away, our operations are conducted within two business units:

•

Modified Mobility Vehicles – conducts sales of disabled accessible vans, parts and services as well as the rental of such vehicles.  This segment consists of Ride-Away Handicap Equipment Corp. which has eleven locations from Maine to Florida, Mobility Freedom Inc. which has five locations in Florida and includes the d.b.a. “Wheelchair Vans of America” operating our van rental operations, and Auto Mobility Sales, Inc., which has two (2) locations Florida.  “Certified Medical Auto” is an inactive entity.

•	Home Health Care - conducts operations in the home health care market. Southern Medical & Mobility, Inc. is located in Mobile, Alabama, and Certified Medical Systems II is located in Ocala, Florida.

With our acquisitions of Mobility Freedom, Ride-Away, and Auto Mobility, our modified mobility vehicles segment comprises more than 97% of our consolidated revenues.  As a consequence and for purposes of consolidated financial statement presentation, our Home Health Care segment is no longer materially relevant when considering the consolidated financial statements as a whole.

Our corporate headquarters and principal corporate operations are conducted in Addison, Texas, a northern suburb of Dallas, Texas.  We also house a portion of our corporate operations in Londonderry, New Hampshire and Clermont, Florida.  Hasco Medical Inc. is a Florida corporation.

Modified Mobility Vehicles

Ride-Away and Mobility Freedom serve individuals with physical limitations that need specialty equipment in order to safely operate a vehicle.  We also provide products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment are paid for directly by a federal or state agency.  For the periods ended September 30, 2013 and 2012, approximately 19.6% and 16% of the modified mobility vehicles segment revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).   Mobility Freedom and Ride-Away are both VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate.

Ride-Away has eleven corporate owned stores which are located in Beltsville, MD, East Hartford, CT, Essex Junction, VT, Gray, ME, Londonderry, NH, Norfolk, VA, Norristown, PA, North Attleboro, MA, Norwood, MA, Richmond VA, and Tampa, FL.  Mobility Freedom has five corporate owned stores located in Orlando, Largo, Clermont, Bunnell and Ocala, Florida.  Auto Mobility has locations in Fort Lauderdale and Lake Worth, Florida.

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

On June 21, 2013, the Board approved the closure of Southern Medical. This closure began on June 25, 2013.

Discontinued Operations

During the second quarter of 2013, the Company initiated a plan to liquidate the division of Southern Medical and Mobility. These operations were originally reported in the home health care segment. The Company assessed the fair value of the operations less the disposal costs and concluded there is no impairment of the carrying value of the assets.  Management has also determined that the amount of assets continued to be realized is immaterial and therefore not disclosed.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2013 and the consolidated statements of operations, comprehensive income (loss) and cash flows for the three and nine month periods ended September 30, 2013 and September 30, 2012 of Hasco Medical Inc. (“Hasco” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the December 31, 2012 Hasco Medical Inc. Annual Report on Form 10-KA , which should be read in conjunction with these financial statements.  The results of operations for the periods ended September 20, 2013 are not necessarily indicative of the result to be expected for the full year.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated entities are:

•	Hasco Holdings, Inc.;
•	Southern Medical & Mobility, Inc.; (discontinued operations)
•	Mobility Freedom, Inc.;
•	Ride Away Handicapped Equipment, Inc.;
•	Auto Mobility Sales, Inc.;
•	Certified Medical Systems II, Inc.; and
•	Certified Medical Auto Division, Inc. (inactive).

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities that affect the disclosure of contingent assets and liabilities at the date of the balance sheets and affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in 2013 and 2012 include the allowance for doubtful accounts, the valuation of inventory, the useful life of property and equipment, and the fair value of acquisitions.

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

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of September 30, 2013 and December 31, 2012, because of the relatively short-term maturity of these instruments and their market interest rates.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition”, and with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.  Revenues consist of the sales of new and used vehicles, sales of parts and automotive services, commissions from finance and insurance products, vehicle rentals, sales of durable medical equipment and home health care services.  The Company recognizes revenue in the period in which products are sold or the services are rendered and only if there is reasonable expectation of collection.  For vehicles, a sale is recorded only when title has transferred and the vehicle has been delivered.  Rebates received from manufacturers are recorded as a reduction of the costs of each vehicle and recognized upon the sale of the vehicle or when earned under a specific manufacturer program.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time and for the periods ended September 30, 2013 and December 31, 2012, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at September 30, 2013 and December 31, 2012, and generally does not require collateral for revenue generated from equipment sales and supplies.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable includes receivables due from Medicare, Medicaid, and third party payers.  The bad debt allowance as of September 30, 2013 and December 31, 2012 was $289,641 and $414,718, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and nine months ended September 30, 2013 and December 31, 2012.

Impairment of Indefinite-Lived Intangible Assets

The Company reviews indefinite-lived intangible assets for impairment annually at October 1. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded an impairment charge of $105,454 at October 1, 2012 related to its Home Healthcare reporting unit. The Company did not record any impairment charges for the three and nine months ended September 30, 2013 and 2012.

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

Advertising

Advertising, marketing and selling is expensed as incurred.  Such expenses for the nine months ended September 30, 2013 and September 30, 2012 totaled $3,212,704 and $2,851,398, respectively.

Shipping and Handling Costs

The Company classifies costs related to freight as costs of sales.

Stock Based Compensation

FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”) requires companies to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  The Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

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

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.  The Company’s tax years 2011 and thereafter remain open to examination.

Earnings Per Share

Earnings per common share are calculated under the provisions of ASC 260. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding if they would be anti-dilutive. There were no stock options which could potentially dilute earnings per share as of September 30, 2013 and September 30, 2012, respectively.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Quarter ended September 30, 2013	(Restated) Quarter ended September 30, 2012
Numerator:
Net income (loss)	$416,521	$(12,560)

Denominator:
Denominator for basic loss per share
(weighted-average shares)	989,460,705	984,657,699

Denominator for dilutive loss per share
(adjusted weighted-average)	989,460,705	984,657,699

Basic and diluted loss per share from continuing operations	$0.00	$0.00

The number of outstanding shares of our common stock as of September 30, 2013 was 991,887,666.

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2013 (unaudited)%		December 31, 2012%

Trade receivables	$2,484,266	38.7	$3,579,308	47.5
Government receivables	3,939,263	61.3	3,951,418	52.5
	6,423,529	100.0	7,530,726	100.0
Less: allowances for doubtful accounts	(289,641)		(414,718)
Total	$6,133,888		$7,116,008

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

The allowance for bad debt as of September 30, 2013 and December 31, 2012 was $289,641 and $414,718, respectively.

NOTE 3 – INVENTORY

Inventory consists of the following:

	September 30, 2013 (unaudited)	December 31, 2012
Inventory - Vehicles	$10,180,327	$8,249,715
Equipment and supplies	1,419,340	1,019,303
Work in Process	237,923	1,220,370
	$11,837,590	$10,489,388

NOTE 4 – INTANGIBLES

Intangible assets consist of the following:

		September 30,	December 31,
	Estimated	2013	2012
	Life	(unaudited)
Goodwill related to acquisition of Mobility Freedom	Indefinite	1,641,303	1,641,303
Goodwill related to acquisition of Ride-Away	Indefinite	1,888,710	1,888,710
Trade name related to acquisition of Mobility Freedom	Indefinite	400,000	400,000
Trade name related to acquisition of Ride-Away	Indefinite	990,000	990,000
Primary market area related to acquisition of Mobility Freedom	Indefinite	280,000	280,000
Primary market area related to acquisition of Ride-Away	Indefinite	470,000	470,000
Goodwill related to acquisition of Auto Mobility Sales	Indefinite	318,061	—
Trade name related to acquisition of Auto Mobility Sales	2.32 years	40,000	—
Primary market area related to acquisition of Auto Mobility Sales	Indefinite	150,000	—
Non-compete agreements area related to acquisition of Auto Mobility Sales	3 years	80,000	—
Subtotal		6,258,074	5,670,013
Accumulated amortization		(3,659)	—
Total		$6,254,415	$5,670,013

For the nine months ended September 30, 2013 and 2012 amortization expense was $3,659 and $0, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,	December 31,
	Estimated	2013	2012
	Life	(unaudited)
Building improvements	varies	$883,589	$883,589
Office furniture and equipment	3-5 years	280,971	313,048
Rental equipment	13-36 months	480,855	1,165,186
Vehicles	5 years	107,171	162,273
Capitalized leases	Varies	1,796,322	1,243,322
Total		3,548,908	3,767,418
Accumulated depreciation		(1,388,206)	(1,604,689)
Net		$2,160,702	$2,162,729

For the nine months ended September 30, 2013 and 2012 depreciation expense amounted to $540,493 and $273,867, respectively of which $213,696 and $75,919 is included in discontinued operations, respectively.

NOTE 6 – NOTES PAYABLE

Revolving Line of Credit

On November 1, 2012, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000 with an interest calculation of the prime interest rate plus .25% or 3.50% .  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of September 30, 2013.  The bank has granted the Company an extension as of October 31, 2013 thru June 30, 2014.  Payments due are interest only and the interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $4,263,662 at September 30, 2013.

Note Payable – Floor Plan

The Company has a “floor plan” line of credit with General Electric Credit Corporation with a maximum borrowing capacity of $11,250,000 for Ride-Away,  $3,850,000 for Mobility Freedom and $1,750,000 for Auto Mobility Sales.  The borrowing capacity was increased by $5 million on May 20, 2013. Amounts borrowed for vehicle inventory acquisition under this line bear no interest for a short term and then bear interest based upon the 90 day LIBOR rate.  The loan balance on the vehicle is due when the vehicle is fully funded.  If the vehicle is not fully funded within nine months, a graduated percentage of the balance is due with the entire balance due at twelve months. The note is secured by vehicles financed.   At September 30, 2013 the Company had $11,268,495 outstanding under these lines.

The Company was in compliance with its bank covenants at September 30, 2013.

Installment Debt

Installment debts consist of the following:

	September 30,	December 31,
	2013	2012
	(unaudited)
Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	28,275	35,343

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 5% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by guarantee from the majority shareholder of Mobility Freedom.	1,801,730	1,878,293

Note Payable to related party, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,689,842	1,773,591

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	24,910	34,375

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences June 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,660,470	2,863,060

Commercial Note payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	358,277	426,997

Promissory Note, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $210,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $3,963	210,000	—

Promissory Note, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $140,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $2,642	140,000	—

Total debt	$6,913,504	$7,011,659

Current portion of long-term debt, notes payable	$748,482	$621,052
Long-term portion	6,165,022	6,390,607
Total Debt	$6,913,504	$7,011,659

Future debt amortization:

2013	$174,891
2014	717,377
2015	751,979
2016	780,046
2017	745,229
thereafter	3,743,982
$6,913,504

NOTE 7 – RELATED PARTY TRANSACTIONS

Loans payable to related party

In June 2008 the Company entered into a note payable with its largest shareholder Hasco Holdings, LLC.  The loan was in the amount of $150,000 and bore interest at 10% per annum.  The loan had a term of five (5) years.  As part of the acquisition of Mobility Freedom, an additional $1,850,000 note was issued to this shareholder and both these notes were combined into an aggregated ten (10) year installment note with a face value of $2,000,000 at a more favorable interest rate of 5%.  No compensation was demanded or paid for the reduced interest rate.

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

In connection with the acquisition of Auto Mobility Sales, on September 4, 2013 the Company issued a promissory note to a Related Party in the original amount of $210,000 over 60 months at an interest rate of 5%, with payments commencing on November 1, 2013.  The note matures on October 1, 2018.  Monthly installment payments are $3,963.

In connection with the acquisition of Auto Mobility Sales, on September 4, 2013 the Company issued a promissory note to a Related Party in the original amount of $140,000 over 60 months at an interest rate of 5%, with payments commencing on November 1, 2013.  The note matures on October 1, 2018.  Monthly installment payments are $2,642.

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

In the first nine months of 2013, 1,047,560 shares of common stock valued at $29,500 were issued to an officer as employee compensation, 2,638,964 shares of common stock valued at $43,350 were issued to key employees as employee compensation and 239,370 shares of common stock valued at $7,316 were issued to directors as board compensation.

NOTE 10 – COMMITMENTS

Operating Leases

The Ride-Away division leases office space in twelve locations from Maine to Florida under two to twenty-one year operating leases that expire in varying dates from August 31, 2013 to January 15, 2027. The Mobility Freedom division leases office space in four Florida locations under two to five year operating leases that expire at varying dates from April 30, 2014 to September 30, 2015. The Certified Mobility and Certified Auto division leases office space in Ocala, Florida under a five-year operating lease that expires on April 30, 2014. The Company leased office space in Mobile, Alabama under a five-year operating lease that expired on September 30, 2013.  The office lease agreements have certain escalation clauses and renewal options. Auto Mobility Sales, Inc. has two leases located in Ft. Lauderdale and Lake Worth, Florida.  Hasco Medical has an office lease in Addison, Texas.  Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine.  Future minimum rental payments required under these operating leases are as follows:

Remainder of 2013	$510,644
2014	2,093,184
2015	1,800,586
2016	1,417,610
2017	1,206,351
2018 and thereafter	4,690,512
$11,718,887

Rent expense was $1,265,227 and $824,727 for the nine months ended September 30, 2013 and 2012, respectively.

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

NOTE 13 – INCOME TAXES

For the nine months ended September 30, 2013 the Company recognized an income tax provision of $149,628. This includes an income tax benefit related to discontinued operations of $124,455 and income tax expense of $51,168 related to continuing operations. The company has recognized a deferred tax benefit for the nine months ended September 30, 2013 of $72,554. This includes an income tax benefit related to discontinued operations of $123,722 and an income tax provision of $51,168 related to continuing operations

NOTE-14 – SUBSEQUENT EVENTS

The Company has determined that there are no significant subsequent events at this time.

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

B)

had failed to properly classify direct labor and overhead as cost of goods sold for the quarter ended September 30, 2013. We previously classified the direct labor and overhead as a component of general and administrative expenses, a line item in the consolidated statements of operations of our previously issued consolidated financial statements.

C)	had failed to properly depreciate leasehold improvements from useful life to the shorter of useful life or lease term.

D)	had failed to properly relieve inventory for sold vehicles that previously had not been fully relieved from inventory.

E)	had failed to properly account for certain Home Healthcare revenues using the Net Revenue method. We previously used the Gross Revenue method.

As a result of the above, the Company is restating its previously issued consolidated financial statements for the three and nine month periods ended September 30, 2012 to correct the errors noted above with the Securities and Exchange Commission within this Quarterly Report.  Accordingly, the accompanying consolidated balance sheet and statements of operations for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction of Purchase Price Allocation, Direct Labor and Overhead, Depreciation of Leasehold Improvements, Correction of Inventory, and Net Revenue method	As Previously Reported	As Restated	Retroactive Adjustment

At September 30, 2012
ASSETS
- Inventory	$12,664,680	$12,573,613	$(91,067)	(4)
- Total current assets	$19,133,863	$19,042,796	$(91,067)
- Property and equipment	$1,538,075	$2,642,599	$1,104,524	(1),(3)
- Intangible property	$7,359,068	$5,775,466	$(1,583,602)	(1)
- Other non-current assets	$9,170	$585,779	$576,609	(1)
- Total assets	$28,040,176	$28,046,640	$6,464

LIABILITIES
- Obligation under capital leases	$—	$495,748	$495,748	(1)
- Total current liabilities	$18,362,495	$18,858,243	$495,748
- Capital lease obligations, net of current portion	$—	$757,081	$757,081	(1)
- Total liabilities	$24,912,090	$26,164,919	$1,252,829

RETAINED EARNINGS/EQUITY
- Accumulated deficit	$(4,409,496)	$(5,655,861)	$(1,246,365)	(1)
- Total stockholders’ equity	$3,128,086	$1,881,721	$(1,246,365)
- Total liabilities/stockholders’ equity	$28,040,176	$28,046,640	$6,464

Effect of Correction of Purchase Price Allocation, Direct Labor and Overhead, Depreciation of Leasehold Improvements, Correction of Inventory, and Net Revenue method	As Previously Reported	As Restated	Retroactive Adjustment

STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2012
- Cost of sales	$33,563,372	$36,067,359	$4,362,764	(1),(2),(4)
- Gross profit	$13,046,010	$9,845,238	$(3,200,772)
- General and administrative	$9,149,955	$5,841,062	$(3,308,893)	(1),(2)
- Depreciation and amortization	$449,744	$225,410	$(224,334)	(1),(3)
- Total operating expenses	$12,451,097	$8,910,880	$(3,540,217)
- Income from operations	$594,913	$934,358	$339,445
- Other income	$397,515	$373,979	$(23,536)	(1)
- Interest expense	$(654,398)	$(635,368)	$19,030	(1)
- Total other income (expense)	$(283,623)	$(288,129)	$(4,506)
- Income from operations before income taxes	$311,290	$646,229	$334,939
- Net income	$257,702	$280,335	$22,633

STATEMENT OF OPERATIONS
Three Months Ended September 30, 2012
- Cost of sales	$13,099,483	$14,233,667	$1,134,184	(1),(2),(4)
- Gross profit	$4,974,919	$3,658,772	$(1,316,147)
- General and administrative	$3,559,466	$2,233,605	$(1,325,861)	(1),(2)
- Depreciation and amortization	$171,738	$91,012	$(80,726)	(1),(3)
- Total operating expenses	$4,857,432	$3,448,885	$(1,408,547)
- Income from operations	$117,487	$209,887	$92,400	(1)
- Other income	$163,965	$138,026	$(25,939)	(1)
- Interest expense	$(269,384)	$(265,617)	$3,767
- Total other income (expense)	$(105,419)	$(127,591)	$(22,172)
- Income (loss) from operations before income taxes	$12,068	$82,296	$70,228
- Net income (loss)	$3,092	$(12,560)	$(15,652)

STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012
Cash Flows from Operating Activities
- Net income	$257,702	$280,335	$22,633	(5)
- Depreciation	$524,147	$273,867	$(250,280)	(7)
- Inventory	$841,567	$2,106,649	$1,265,082	(7)
- Other assets	$249,905	$(326,704)	$(576,609)	(7)
- Accounts payable	$667,071	$(1,361,247)	$(2,028,318)	(7)
- Accrued expenses and other liabilities	$14,753	$89,753	$75,000	(7)
- Cash provided by (used in) operating activities	$1,465,259	$(27,233)	$(1,492,492)

Cash Flows from Investing Activities
- Purchase of property and equipment	$(280,275)	$(418,689)	$(138,414)	(7)
- Acquisition of investment in subsidiary	$—	$(500,000)	$(500,000)	(7)
- Cash used in investing activities	$(39,186)	$(677,600)	$(638,414)

Cash Flows from Financing Activities
- Proceeds from floor plan financing	$18,858	$17,327,381	$17,308,523	(6)
- Repayments of floor plan financing	$—	$(16,116,968)	$(16,116,968)	(6)
- Proceeds from line of credit	$—	$487,561	$487,561	(6)
- Repayments of line of credit	$—	$(582,560)	$(582,560)	(6)
- Proceeds from note and loan payables	$—	$523,444	$523,444	(6)
- Repayments of note and loan payables	$(1,376,532)	$(229,196)	$1,147,336	(6)
- Principal payments under capital leases	$—	$(512,781)	$(512,781)	(6)
- Repayments of loan payables – related party	$—	$(123,649)	$(123,649)	(6)
- Cash provided by (used in) financing activities	$(1,317,784)	$813,122	$2,130,906

(1)	Period effect on results of operations to correct the purchase price allocations related to the Mobility Freedom and Ride-Away acquisitions
(2)	Period effect on results of operations for reclassification of labor and overhead
(3)	Period effect on results of operations for change in method to depreciate leasehold improvements
(4)	Period effect on results of operations for inventory adjustments
(5)	Total period effect on results of operations for adjustments
(6)	Total period effect to display amounts in gross format
(7)	Total effect on results of operations to correct the purchase price allocations related to the Mobility Freedom and Ride-Away acquisitions

NOTE 16 – ACQUISITIONS AND PROFORMA FINANCIAL INFORMATION

On September 4, 2013, Hasco Medical, Inc. completed the acquisition of Auto Mobility Sales, Inc., a closely-held Delaware corporation with locations in Ft. Lauderdale and Lake Worth, Florida.  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid the two sole selling shareholders of Auto Mobility Sales, Inc.,  $600,000 in cash and $350,000 in Promissory Notes bearing 5% simple interest, principle and interest payable monthly over 5 years for a total consideration of $950,000.  Additionally, the management of Hasco Medical, Inc. considered the two sole shareholders of Auto Mobility Sales, Inc. as “key” employees and each was signed to a 2 year employment and non-compete agreement. The Company reviewed leases, financial statements, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under ASC 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

The following table summarizes the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for Auto Mobility Sales, Inc.:

ASSETS
Cash	$131,024
Accounts Receivable	331,033

Inventory	375,074
Prepaid Expenses	47,514
Total Current Assets	884,645
Fixed Assets	10,945

Intangible Assets	270,000

Total Assets excluding Goodwill	1,165,590

LIABILITIES
Trade Accounts Payable	(71,322)
Deferred Tax Liability	(45,600)

Floor Plan Debt	(416,729
Total Liabilities	(533,651)

Total Identifiable Net Assets	$631,939
Goodwill	318,061
Total Purchase Price	$950,000

Total Intangible Assets
Trade Name	$40,000
Non-Compete Agreement	80,000
Franchise Agreements	150,000
Total Intangible Assets excluding Goodwill	$270,000

Of the $270,000 allocated to the intangible assets, $40,000 relates to the Auto Mobility name which was assigned a life of 2.32 years, as well as $80,000 towards non-compete agreement with a 3 year life, both will be amortized.  The remaining intangible asset is $150,000 value to Franchise agreements which will not be amortized as those were assigned indefinite life.  The goodwill recorded was attributable to synergies expected from the merger.  The transaction is treated as a stock purchase for tax purposes and the goodwill is not expected to be deductible for tax purposes.

Revenues and expenses for the stub period September 4, 2013 (acquisition date) through September 30, 2013 for Auto Mobility Sales, Inc. were considered immaterial by the Company and therefore not reported separately.

Pending the finalization of the Company’s valuations and other items, the following table summarized the impact of the acquisition as if the acquisition date were January 1, 2013.

Hasco Medical, Inc. and Subsidiaries

Consolidated Pro Forma Statements of Operations

For the Nine Months Ended September 30, 2013

(unaudited)

9/30/2013
Revenues, net	$59,052,095
Cost of sales	46,098,283
Gross Profit	12,953,812

Operating expenses:
Selling and marketing	3,823,503
General and administrative	8,089,804
Depreciation and amortization	330,894
Total operating expenses	12,244,201

Income from operations	709,611

Other income (expense)	(117,960)

Income from operations before income taxes	591,651

Provision for income taxes	79,707

Net income	$511,944

Earnings per share:
Basic and dilutive	$0.00

Weighted average shares outstanding
Basic and dilutive	988,694,780

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The results of operations presented on a historical comparative basis require consideration in the nature of the change in business activity and the acquisition of business entities in 2013 and 2012.  Any such comparison requires a careful examination of the change in the nature of the Company’s business activity in conjunction with numerical comparisons of quarter-to-quarter results.

The following table provides an overview of certain key factors of our results of continuing operations for the quarter ended September 30, 2013 as compared to September 30, 2012:

	Quarter Ended September 30,
	2013	(Restated) 2012
Net Revenues	$19,499,609	$17,892,439
Cost of sales	15,028,016	14,233,667
Operating Expenses:
Selling and Marketing	1,203,365	1,124,268
General and administrative	2,520,011	2,233,605
Amortization and Depreciation	80,622	91,012
Total operating expenses	3,803,998	3,448,885
Income from operations	667,595	209,887
Total other income (expense)	27,329	(127,591)
Provision for (benefit from) income taxes	225,079	(8,976)
Net Income (loss) from Continuing Operations	$469,845	$(12,560)

Other Key Indicators:

	Quarter Ended September 30,
	2013	(Restated) 2012
Cost of sales as a percentage of revenues	77.1%	79.6%
Gross profit margin	22.9%	20.4%
General and administrative expenses as a percentage of revenues	12.9%	12.5%
Total operating expenses as a percentage of revenues	19.5%	19.2%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Quarter ended September 30,
	2013	2012
Product Sales	$15,920,226	$15,049,934
Rental Revenue	370,476	302,371
Service and other	3,208,907	2,540,134
Total Net Revenues	$19,499,609	$17,892,439

Three Months ended September 30, 2013 and 2012

Net Revenues

For the quarter ended September 30, 2013, we reported revenues of $19,499,609 as compared to revenues of $17,892,439 for the quarter ended September 30, 2012, an increase of $1,607,170 or approximately 9.0%.  The increase is due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales which had a positive effect of $454,159.

Product sales for the quarter ended September 30, 2013 and 2012 amounted to $15,920,226 and $15,049,934 respectively, an increase of $870,292 or 5.8%.  Rental revenue for the quarter ended September 30, 2013 and 2012 amounted to $370,476 and $302,371, respectively, a decrease of $68,105 or 22.5%. This increase is caused a greater availability of rental fleet vehicles.  Service and other revenue for the quarter ended September 30, 2013 and 2012 amounted to $3,208,907 and $2,540,134, respectively, an increase of $668,773 or 26.3%.  These increases were due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.  We do not anticipate any significant price increases in 2013.  Product sales comprise approximately 81.6% of the Company’s sales for the quarter ended September 30, 2013 compared to 84.1% in the same period of 2012.

Cost of Sales

Our cost of sales consists of products purchased for resale, and the lease expense for and depreciation of rental assets. For the quarter ended September 30, 2013, cost of sales was $15,028,016, or approximately 77.1% of revenues, compared to $14,261,356, or approximately 78.9% of revenues, for the quarter ended September 30, 2012. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the increase in revenue.

We have a single vendor that represents 31% of our cost of sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage increased to 22.9% for the quarter ended September 30, 2013 from 21.1 % for the quarter ended September 30, 2012 due to the greater buying power and utilization of capacity in service.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 19.5% for the quarter ended September 30, 2013 from 20.5% for the quarter ended September 30, 2012.  These changes include:

Selling and Marketing Expense. For the quarter ended September 30, 2013, selling and marketing costs were $1,203,365 and $1,126,228 for the quarter ended September 30, 2012. The increase was due to the increase in marketing, advertising and print advertising programs initiatives, primarily in the modified mobility vehicle operations and the acquisition of Auto Mobility Sales.

General and Administrative Expense. For the quarter ended September 30, 2013, general and administrative expenses were $2,520,011 as compared to $2,494,507 for the quarter ended September 30, 2012, an increase of $25,504. The increase is due to the additional rent and professional fees associated with the acquisition of business entities in 2012. For the quarter ended September 30, 2013 and 2012 general and administrative expenses consisted of the following:

	Quarter ended September 30,
	2013	(Restated) 2012
Rent	$418,583	$249,797
Employee compensation	1,252,874	1,357,285
Professional fees	118,781	86,229
Internet/Phone	47,120	66,317
Travel/Entertainment	73,293	82,872
Insurance	108,401	93,437
Other general and administrative	500,959	297,668
	$2,520,011	$2,233,605

•

For the quarter ended September 30, 2013, rent expense increased by $168,786 over the same period in 2012.  The increase is due to the rental adjustments leases on Ride-Away as a result of the acquisition and the additional locations acquired from the purchase of Auto Mobility Sales.

•

For the quarter ended September 30, 2013, employee compensation, related taxes and stock-based compensation expenses was $1,252,874, a decrease of $104,411 over the same period in 2012.  This decrease is due to the synergies attained with the addition of the Ride-Away subsidiary and Auto Mobility Sales.

•

For the quarter ended September 30, 2013, professional fees increased to $118,781 as compared to $86,229 for the quarter ended September 30, 2012; an increase of $32,552.  This increase is due to the addition of the Ride-Away subsidiary and Auto Mobility Sales and their operations and locations.

•

For the quarter ended September 30, 2013, internet/telephone expense decreased to $47,120 as compared to $66,317 for the same period in 2012, an increase of $19,396.  This decrease is due to the synergies attained with the addition of the Ride-Away subsidiary Auto Mobility Sales.

•

For the quarter ended September 30, 2013, travel and entertainment expense decreased to $73,293 as compared to $82,872 for the same period in 2012, a decrease of $9,579.  This decrease is due to the decreased travel necessitated by the addition of the Ride-Away subsidiary and Auto Mobility Sales.

•

For the quarter ended September 30, 2013 insurance expense increased to $108,401 as compared to $93,437 for the quarter ended September 30, 2012, an increase of $14,964.  This increase is due to the addition of the Ride-Away and Auto Mobility Sales locations.

•	For the quarter ended September 30, 2013, other general and administrative expense increased to $500,969 as compared to $297,668 for the quarter ended September 30, 2012, an increase of $203,301.

Depreciation and Amortization Expense.  For the quarter ended September 30, 2013, depreciation and amortization expense amounted to $80,622 as compared to $91,116 for the quarter ended September 30, 2012, a decrease of $10,494.  This decrease is due to the reduction in leased vehicles.

Income From Operations

We reported income from continuing operations of $667,595 for the quarter ended September 30, 2013 as compared to income from continuing operations of $101,195 for the quarter ended September 30, 2012.

Other income (Expense)

Other Income (Expense) for the quarter ended September 30, 2013 amounted to $27,329 compared to $(104,779) for the quarter ended September 30, 2012.  Other income and expense consists of Other Income, Acquisition Fees, and Interest Expense.

Other Income consists primarily of discounts earned and totaled $243,313 for the quarter ended September 30, 2013 and $168,036 for the quarter ended September 30, 2012.  The increase is due to additional discounts earned with the acquisition of the Ride-Away subsidiary.

Interest expense for the quarter ended September 30, 2013 amounted to $(215,984) as compared to $(272,815) for the quarter ended September 30, 2012, a decrease of $56,831.  This decrease is due to the refinancing of debt the Company acquired in the acquisition of the Ride-Away.

Net Income (Loss)

Our net income was $416,521 for the quarter ended September 30, 2013 compared to net loss of $(12,560) for the quarter ended September 30, 2012.

Nine Months ended September 30, 2013 and 2012

Net Revenues

For the nine months ended September 30, 2013, we reported revenues of $53,165,444 as compared to revenues of $45,912,597 for the nine months ended September 30, 2012, an increase of $7,252,847 or approximately 15.8%.

Product sales and Rental revenue for the nine months ended September 30, 2013 and 2012 amounted to $43,500,137 and $38,749,643, respectively. Service revenue for the nine months ended September 30, 2013 totaled $9,665,307 as compared $7,162,955 for the nine months ended September 30, 2012.  Rental revenue for the nine months ended September 30, 2013 and 2012 was $917,678 and $823,507, respectively.  The overall increase of revenue is due to the acquisition of Ride-Away Handicap Equipment Corp. on March 1, 2012 and Auto Mobility Sales on September 4, 2013. Approximately 14% of our wheelchair van segment revenue was derived from veterans receiving benefits from VA.  Auto Mobility Sales added an additional $454,159 in revenue for the nine months ended September 30, 2013.

Cost of Sales

Our cost of sales consists of products purchased for resale and the depreciation of rental assets. For the nine months ended September 30, 2013, cost of sales was $41,449,526, or approximately 78.0% of revenues, compared to $36,067,359, or approximately 78.6% of revenues, for the nine months ended September 30, 2012. During the nine months ended September 30, 2013 cost of sales increased due to increased revenues related to our wheelchair van sales which have a higher cost of sales as a percentage of net revenues than the home healthcare portion of our business.  The overall increase of cost of sales for our wheelchair vans is due to the acquisition of Ride-Away Handicap Equipment Corp. on March 1, 2012 and Auto Mobility Sales on September 4, 2013. During the nine months ended September 30, 2013, cost of sales as a percentage of net revenues for our home healthcare operations had a small decrease due to increased rental revenues as compared to the nine months ended September 30, 2012.

Gross Profit

Overall gross profit percentage decreased to 22.0% for the nine months ended September 30, 2013 from 21.4% for the nine months ended September 30, 2012, due to the lower gross profit percentage earned in our wheelchair van operations.  For the nine months ended September 30, 2012, approximately 80.1% of the company’s revenues were generated by the sale of wheelchair vans at this lower margin percentage thus negatively impacting the overall margin percentage.

Total Operating Expense

Total operating expenses increased as a percentage of revenues to 20.7% for the nine months ended September 30, 2013 from 20.9% for the nine months ended September 30, 2012.  These changes include:

•           Selling and Marketing. For the nine months ended September 30, 2013, selling and marketing costs were $3,212,704 and there were $2,844,408 for the nine months ended September 30, 2012. The increase was due to marketing, advertising and print advertising programs initiatives, primarily in the wheelchair van segment.

•           General and administrative expense. For the nine months ended September 30, 2013, general and administrative expenses were $7,577,424 as compared to $5,841,062 for the nine months ended September 30, 2012, an increase of $1,736,362. For the nine months ended September 30, 2013 and 2012 general and administrative expenses consisted of the following:

	Nine Months Ended September 30,
	(Restated) 2013	(Restated) 2012
Rent	$1,265,227	$824,727
Employee compensation	3,623,197	2,913,895
Professional fees	222,319	177,234
Internet/Phone	157,750	168,800
Travel/Entertainment	221,450	244,010
Insurance	413,250	246,162
Other general and administrative	1,674,231	1,266,234
	$7,577,424	$5,841,062

•

For the nine months ended September 30, 2013, Rent expense increased by $440,500 over the same period in 2012.  The increase is due to the market leases on the Ride-Away and Mobility Freedom locations. The acquisition of Auto Mobility Sales added a nominal amount to this increase.

•

For the nine months ended September 30, 2013, employee compensation, related taxes and stock-based compensation expenses was $3,623,197, a increase of $709,302 over the same period in 2012.  The increase relates primarily to the full nine month accounting of Ride-Away Handicap Equipment for 3013, as compared to 6 months included in 2012.

•

For the nine months ended September 30, 2013, professional fees increased to $222,319 as compared to $177,234 for the same period in 2012 an increase of $45,085 or 25.4%. This increase is due to the addition of the Ride-Away subsidiary and its operations and locations.

•

For the nine months ended September 30, 2013, internet/telephone expense decreased to $157,750 as compared to $168,800 for the same period in 2012, a decrease of $11,050.  This decrease is due to our efforts to reduce internet/telephone expenses due to the synergies attained with the addition of the Ride-Away subsidiary.

•

For the nine months ended September 30, 2013, travel and entertainment expense decreased to $221,450 as compared to $244,010 for the same period in 2012, a decrease of $22,560.  This decrease is due to our efforts to reduce travel and entertainment expenses.

•

For the nine months ended September 30, 2013 insurance expense increased to $413,250 as compared to $246,162 for the nine months ended September 30, 2012, an increase of $167,088.  This increase is due to the addition of the Ride-Away as well as the Auto Mobility acquisition.

•

For the nine months ended September 30, 2013, other general and administrative expense increased to $1,674,231 as compared to $1,266,234 for the nine months ended September 30, 2012, an increase of $407,997.  This increase is due to the addition of the Ride-Away, as well as the Auto Mobility acquisition.

•           Depreciation and amortization expense. For the nine months ended September 30, 2013, depreciation and amortization expense amounted to $232,121 as compared to $225,410 for the nine months ended September 30, 2012, an increase of $6,711, or 2.9%.  The increase is primarily due to the depreciation on the tangible assets acquired in these acquisitions, primarily rental vans.

INCOME FROM OPERATIONS

We reported income from operations of $693,669 for the nine months ended September 30, 2013 as compared to income from operations of $934,358 for the nine months ended September 30, 2012 due primarily to the increase in cost of goods sold due to additional inventory controls and cycle counts.

OTHER INCOME (EXPENSES)

Other income for the nine months ended September 30, 2013 amounted to $27,825 compared to $(288,129) for the nine months ended September 30, 2012.  This income is primarily early pay and trade discounts earned by Ride-Away.

Acquisition fees for the nine months ended September 30, 2013 amounted to $0 as compared with $26,740 fees for the nine months ended September 30, 2012.  These are the various legal and professional fees incurred in the acquisition of Ride-Away which occurred on March 1, 2012.

Interest expense for the nine months ended September 30, 2013 amounted to $585,377 as compared to $635,368 for the nine months ended September 30, 2012, a decrease of $49,991.  This decrease is due to additional process control surrounding the GE floor plan payment process.

NET INCOME

Our net income was $468,512 for the nine months ended September 30, 2013 compared to income of $280,335 for the nine months ended September 30, 2012.

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

The following table provides an overview of certain selected balance sheet comparisons between September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012	$ Change	% Change

Working capital surplus	$271,822	$183,922	$8,198	4.5%

Cash	1,800,511	850,391	950,120	111.7%
Accounts receivable, net	6,133,888	7,116,008	(982,120)	(13.8%	)
Inventory	11,837,590	10,489,388	1,348,202	12.9%
Total current assets	$20,382,574	$18,633,729	$1,973,924	10.6%
Property and equipment, net	2,160,702	2,162,729	(2,027)	(0.1%	)
Intangible property, net	6,254,415	5,670,013	538,802	9.5%
Total assets	$29,401,157	$27,067,319	$2,288,238	8.5%

Accounts payable and accrued liabilities	$2,066,442	$2,528,005	$(461,563)	(18.3%	)
Other Current Liabilities	883,007	377,724	505,283	133.8%
Customer deposits and deferred revenue	496,566	909,465	(412,899)	(45.4%	)
Current portion of capital leases	384,098	510,555	(126,457)	(24.8%	)
Note Payable – Floor Plan	11,268,495	7,421,638	3,846,857	51.8%
Line of credit	4,263,662	6,081,368	(1,817,706)	(29.9%	)
Notes payable, current	471,783	114,265	357,518	312.9
Notes payable, related party-current	276,699	506,787	(230,088)	(45.4)
Total current liabilities	$20,110,752	$18,449,807	$1,1,660,945	9.0%
Capital lease obligations	834,217	531,969	302,249	56.8%
Deferred tax liability	45,600	—	45,600	100%
Notes payable-long term	4,380,700	1,833,746	2,546,954	138.9%
Notes payable, related party-long term	1,784,321	4,556,861	(2,772,540)	(58.2%	)
Total liabilities	$27,155,590	$25,372,383	$1,783,207	7.0%

Accumulated deficit	(5,385,432)	(5,853,896)	(468,464)	(8.0%	)

Stockholders’ equity	$2,245,567	$1,694,936	$550,631	32.5%

Net cash provided by operating activities was $1,226,765 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, we had net income of $468,512, non-cash items such as depreciation and amortization expense of $540,493, stock-based compensation of $80,165; and offset partially by changes in operating assets and liabilities of $488,223.  The changes in operating assets and liabilities were primarily due to increases in inventory of $973,128, prepaid expenses of $315,195, and customer deposits and deferred revenue of $412,899, offset partially by the increases in accounts receivable of $1,313,155, decreases in accounts payable and accrued expenses of $505,283.

Net cash used in operating activities was $(27,233) for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, we had net income of $280,335, non-cash items such as depreciation and amortization expense of $273,867, stock-based compensation of $102,978, issuance of stock in settlement of services of $93,132; offset partially by the gain on disposal of property and equipment of $123,288, bad debt expense of $87,364, and changes in operating assets and liabilities of $566,893.  The changes in operating assets and liabilities were primarily due to decreases in accounts receivable of $634,812, prepaid expenses of $11,573, other assets of $326,704, accounts payable and accrued expenses of $1,361,247, and customer deposits and deferred revenue of $428,959, offset partially by the increases in inventory of $2,106,649, and accrued expenses and other current liabilities of $89,753.

Net cash used in investing activities for the nine months ended September 30, 2013 was $852,451 as compared to net cash used in investing activities of $677,600 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, cash was provided by the sale of property and equipment offset partially by the cash used for the purchase of property and equipment and the acquisition Auto Mobility Sales.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $359,002. This consisted of net draws and repayments on our lines of credit of $1,817,705, and the proceeds from sale of common stock of $2,000, offset partially, net draws and repayments on our floor plan of $3,363,854, repayments on our notes payable of $364,406, principal payments under capital lease obligations of $807,267, and repayments of related party notes payable of $83,749.  For the nine months ended September 30, 2012, net cash provided by financing activities was $813,122.  This consisted of net draws and repayments on our floor plan of $1,210,413, net draws and repayments on our notes payable of $294,248, and the proceeds from sale of common stock of $39,890, offset partially by draws on our lines of credit of $94,999, principal payments under capital lease obligations of $512,781, and repayments of related party notes payable of $123,649.

At September 30, 2013 we had a working capital of $271,822 and accumulated deficit of $(5,385,432).

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

Vehicle Floorplans and Lines of Credit – Vehicle floorplans and line of credit reflect the amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with our corresponding manufacturers.  Changes in our vehicle floorplan and credit lines are reported in the financing cash flow section.  Below is a listing of our gross usage and payments on the company’s floorplan and credit lines for the nine months ended September 30, 2013 and 2012:

For the nine months-ended September 30, 2013:

Facility	Additions	Payments	Net Usage Increase (decrease)
Floor plan	$24,035,926	$20,605,798	$3,430,128
Line of credit	1,546,149	3,363,854	(1,817,705)
Total	$25,582,075	$23,969,652	$1,612,423

For the nine months-ended September 30, 2012:

Facility	Additions	Payments	Net Usage Increase (decrease)
Floor plan	$17,327,381	$16,116,968	$1,210,413
Line of credit	487,561	582,560	(94,999)
Total	$17,814,942	$16,699,528	$1,115,414

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

In view of the restatements and the reclassification of our financial statements for the year ended December 31, 2012, as described under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatements, and in connection with the evaluation of our controls and procedures for the quarter ended September 30, 2013 we have determined that we have numerous material weaknesses in our controls and procedures, as more fully described below.

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

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the years ended December 31, 2012 and 2011, for each of the quarters for the year ended December 31, 2012, for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for those periods should no longer be relied upon.  Accordingly, we have restated our financial statements for the year ended December 31, 2012.

We determined that these failures and related restatements and reclassification demonstrated the following weakness in our internal control over financial reporting:

•

Accounting and Finance Personnel Weakness — As of the year ended December 31, 2012, the Company lacked appropriate resources within the accounting function.  The accounting staff is comprised of few people and, as of September 30, 2013, the staff did not have an adequate number of personnel with the expertise and training to meet the Company’s reporting demands.

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

With respect to the period ended December 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Hasco Medical, Inc.

By: /s/ Hal Compton, Jr.
June 12, 2014	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Shane Jorgenson
June 12, 2014	Shane Jorgenson
Chief Financial Officer, principal financial and accounting officer