Form 10-K
period 2013-12-31
HASCO Medical, Inc.
filed 2014-07-31
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

[  ] Yes    [√] No

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

[  ] Yes    [√] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,805,699 on June 30, 2013.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[  ] Yes    [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at July 30, 2014
Common Stock, $0.001 par value	997,705,656

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

Financial information about industry segments

The Company’s operations involve servicing customers through (i) its Home Healthcare Products and Services segment and (ii) Modified Mobility Vehicles and related products and services segment.  In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280-50-16 “Segment Reporting”, Management has determined that the Home Healthcare Products segment, which comprises of 0.76% of total revenues as of December 31, 2013, is not material and will not be separately discussed or disclosed in this document.

Narrative description of business

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom and our March 2012 acquisition of Ride-Away, our operations are conducted within one major business unit:

•

Modified Mobility Vehicles – conducts sales of handicap accessible vans, parts and services as well as the rental of such vehicles.  This segment consists of Ride-Away Handicap Equipment Corp. which has eleven locations from Maine to Florida, Mobility Freedom Inc. which has five locations in Florida and includes “Wheelchair Vans of America” operating our van rental operations, and Auto Mobility Sales, Inc., which has two (2) locations in Florida.

With our acquisitions of Mobility Freedom, Ride-Away, and Auto Mobility Sales, our Modified Mobility Vehicles segment comprises more than 97% of our consolidated revenues.  As a consequence and for purposes of consolidated financial statement presentation, our Home Health Care segment is no longer materially relevant when considering the consolidated financial statements as a whole.

Our corporate headquarters and principle corporate operations are conducted in Addison, Texas, a northern suburb of Dallas, Texas.  We also house a portion of our corporate operations in Londonderry, New Hampshire.  Hasco Medical Inc. is a Florida corporation.

Modified Mobility Vehicles

Ride-Away and Mobility Freedom serve individuals with physical limitations that need specialty equipment in order to safely operate their vehicle.  We also provide products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment is paid for directly by a federal or state agency.  For the years ended December 31, 2013 and 2012, approximately 26% and 16%, respectively, of the Modified Mobility Vehicles segments revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).  Mobility Freedom and Ride-Away are both a VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate.

Ride-Away has twelve corporate owned stores which are located in Beltsville, MD, East Hartford, CT, Essex Junction, VT, Gray, ME, Londonderry, NH, Norfolk, VA, Norristown, PA, North Attleboro, MA, Norwood, MA, Richmond VA, and Tampa, FL and Astoria, NY.  Mobility Freedom has five corporate owned stores located in Orlando, Largo, Clermont, Bunnell and Ocala, Florida.  Auto Mobility Sales has locations in Fort Lauderdale and Lake Worth, Florida.

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

The following table provides examples of the services and products in each service line:

Service Line	Examples of Services and Products
Home respiratory equipment	Provision of oxygen systems, obstructive sleep apnea equipment, and nebulizers.

Home medical equipment	Provision of customer safety items, ambulatory aids and in-home equipment, such as wheelchairs and hospital beds.

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

Management Information Systems

Our information and customer relations management systems are unique to the industry and enable us to continually track our sales and service operations, as well as to monitor key statistical data such as accounts receivables, payer mix, cash collections, revenue mix and expense trends.  Management believes that periodic refinement and upgrading of these systems is essential.  . The Company also maintains a communication network that provides company-wide access to email and the Internet.

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

Revenues

A portion of the Company’s revenues is derived from third-party payers including the United States Department of Veterans Affairs (“VA”).  The VA is a government-run military veteran benefit system with cabinet-level status, and is the second-largest of the 15 cabinet-level departments. The VA provides customer care and federal benefits as well as financial assistance programs to US military veterans and their dependents.   We provide equipment and services to persons eligible for VA benefits in the regions covered. Through Ride-Away, Mobility Freedom and Auto Mobility Sales, we are a federal VA and Vocational Rehabilitation (VR) state certified vendor

The Modified Mobility Vehicles Segment also receives revenues from third-party payers.  Revenues are recorded at the expected reimbursement rates when services are provided, merchandise is delivered, or equipment is rented to customers. Revenues are recorded at net realizable amounts estimated to be paid by customers and third party payers. Our billing system contains payer-specific price tables that reflect fee-schedule amounts as available, in effect or contractually agreed upon by various government and commercial payers for each item of equipment or supply provided to a customer. Net revenues are recorded based upon the applicable fee schedule.

Revenues and related services include all product sales to customers and are derived from the sale and rental of wheelchair vans, wheelchair lifts, and service on wheelchair vans. Sales taxes are recognized at the time of delivery and recorded at the expected payment amount based upon the type of sales taxes collected from customers and remitted to governmental authorities.  Sales Tax is accounted for on a net basis, and therefore, are excluded from revenues in the statements of operations.

Because the Company derives a significant portion of its revenues from the United States Department of Veterans Affairs, material changes in reimbursement policies have a material impact on its revenues and consequently, on the Company’s business operations and financial results. Reimbursement levels typically are subject to downward pressure as the federal and state governments and managed care payers seek to reduce payments.

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

Net accounts receivable at December 31, 2013 was $6,182,680, compared to net accounts receivable of $7,116,008 at December 31, 2012.

We derive a portion of our revenue from reimbursement by third-party payers. The following table sets forth, for the periods indicated, the percentage of our total revenues derived from different types of payers.

	Year Ended December 31,
Payers	2013	2012
Veterans Affairs and Veteran programs	26%	16%
Direct and third party payment	74%	84%

	100%	100%

An important indicator of the Company’s accounts receivable collection efforts is the monitoring of the days sales outstanding (“DSO”). Management monitors DSO trends for the Company as part of the management of the billing and collections process. An increase in DSO usually results from slow-down in the timeliness of payment processing by payers.  A decline in DSO usually results from process improvements or more timely payment processing by payers. Management uses DSO trends to monitor, evaluate and improve the performance of the billing process.  The table below shows the Company’s DSO for the periods indicated and is calculated by dividing customer accounts receivable by the average daily revenue for the previous 90 days, net of bad debt expense for type of payer:

	2013	2012
Veteran’s Affairs	92 days	99 days
Private Payers	22 days	24 days

Modified Mobility Vehicles	35 days	38 days

The Company’s level of DSO and net customer receivables is affected by the extended time required to obtain necessary billing documentation.

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

The Company’s sales and marketing focus for 2014 and beyond includes: (i) the continuing development of market share in existing sales territories; (ii) sales process and training programs to continue our development of existing sales consultants and the training and development of new sales; (iii) strengthening its sales and marketing efforts through a variety of programs and initiatives; and (iv) expanding managed care revenue through greater management attention and prioritization of payers to secure managed care contracts at acceptable levels of profitability.  Improvement in the Company’s ability to grow revenues will be critical to the Company’s success. Management will continue to review and monitor progress with its sales and marketing efforts.

Competition

Modified Mobility Vehicles

Most modified mobility vehicles markets are granted by the major manufacturers to dealers under a system of protected exclusive territories.  Contractually we must maintain certain criteria to retain our territories; most notably we must maintain a minimum unit sales volume.  The Company was in compliance with all such agreements as of December 31, 2013.  Management believes the primary competitive factor in modified mobility vehicles sales is obtaining these protected territories from major manufacturers.

Modified mobility vehicles rental competition varies.  Our competition can range from national franchise companies, to companies that perform van rentals as a side-business of their van sales, all the way down to small single-market companies. We believe there are relatively few barriers to entry in the local markets served by the Company, with the most notable hurdle being the size of the initial capital outlay required.  Therefore, the Company could encounter competition from new market entrants.  Of the markets we serve in modified mobility vehicles rental, we believe the Orlando market has a heavier concentration of competition which serves the tourist draw to area attractions.

Vendor Concentration

The Company has a single vendor that represents 58% of our purchases.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Employees

At December 31, 2013, the Company had 241 employees.   None of our employees are covered by collective bargaining agreements. We believe the relations between management and employees are good.

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

RISKS RELATED TO OUR RELIANCE ON VETERAN’S ADMINISTRATION, MEDICARE, MEDICAID AND OTHER THIRD-PARTY REIMBURSEMENT

THE COST OF SUBSTANTIAL PORTION OF MODIFIED MOBILITY VEHICLES IS FUNDED BY GOVERNMENT AND NON-PROFIT THIRD PARTIES. IF THIS FUNDING IS REDUCED OR BECOMES LIMITED OR UNAVAILABLE TO OUR CUSTOMERS, OUR BUSINESS MAY BE ADVERSELY IMPACTED.

Risks Related to our Modified Mobility Vehicles Segment

Third-party payers include Veterans Administration, and non-profit third parties. Third-party payers continue to challenge prices charged for modified mobility vehicles. We cannot assure that our services will be considered cost-effective by third-party payers, that reimbursement will be available or that changes in payer reimbursement policies will not have a material adverse effect on our ability to sell our goods and services on a profitable basis, if at all.

RISKS RELATED TO OUR COMPLIANCE WITH FEDERAL AND STATE REGULATORY AGENCIES, AS WELL AS ACCREDITATION STANDARDS

WE ARE SUBJECT TO REVIEWS, COMPLIANCE AUDITS AND INVESTIGATIONS THAT COULD RESULT IN ADVERSE FINDINGS THAT NEGATIVELY AFFECT OUR NET SERVICE REVENUES AND PROFITABILITY.

As a result of our participation in VA programs and other state and local governmental programs, we are subject to various reviews, audits and investigations by governmental authorities and other third parties to verify our compliance with these programs and agreements as well as our compliance with applicable laws, regulations and conditions of participation. If we fail to meet any of the conditions of participation or coverage, we may receive a notice of deficiency from the applicable surveyor or authority. Failure to institute a plan of action to correct the deficiency within the period provided by the surveyor or authority could result in civil or criminal penalties, the imposition of fines or other sanctions, damage to our reputation, cancellation of our agreements, suspension or revocation of our licenses or disqualification from federal and state reimbursement programs. These actions may adversely affect our ability to provide certain services, to receive payments from other payers and to continue to operate. Additionally, actions taken against one of our locations may subject our other locations to adverse consequences. We may also fail to discover all instances of noncompliance by our acquisition targets, which could subject us to adverse remedies once those acquisitions are complete. Any termination of one or more of our locations from the VA program or another state or local program for failure to satisfy such program’s conditions of participation could adversely affect our service revenues and our profitability.

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

RISKS RELATED TO OPERATIONAL AND FINANCIAL PERFORMANCE

THE LOSS OF FINANCING FOR VEHICLE PURCHASES AND/OR THE LOSS OF MAJOR CREDIT LINES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The Company has a financing plan known as a floor plan for its modified mobility vehicles inventory and has a line of credit used for financing its accounts receivable.  Management believes that it can meet all financial covenants under these arrangements and that such agreements will be renewed when they come due.  However there can be no assurance of this and the loss of this financing would have a material adverse effect on the Company.  Subsequent to December 31, 2013, the Company was notified of a default under this floor plan agreement for lack of timeliness of financial statements. This default has been remedied by a “Notice of Covenant Waiver” of such default from the lender. With the discretionary nature of this loan agreement, the Lender or the Company can terminate this agreement with a thirty (30) day written notice at any time. Management believes that there are other viable financing options available to the Company if the Lender was to terminate the agreement.

THE MARKET IN WHICH THE COMPANY OPERATES IS HIGHLY COMPETITIVE, AND IF THE COMPANY IS UNABLE TO COMPETE SUCCESSFULLY, ITS BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

The modified mobility vehicles market is relatively competitive and increased competition could cause downward price pressure.  The barrier to entry consists primarily of the expertise required to reliably modify vehicles with needed hand and voice controls and a large amount of initial capital outlay.  In addition, although we are granted specific exclusive territories by some of our major suppliers, there is no guarantee we will continue these existing relationships and agreements or that such agreements will be available in the future or in territories in which we wish to expand.

THE PROVISION OF MODIFICATIONS TO MODIFIED MOBILITY VEHICLES ENTAILS AN INHERENT RISK OF PRODUCT LIABILITY, AND THE COMPANY’S INSURANCE MAY NOT BE SUFFICIENT TO EFFECTIVELY PROTECT THE COMPANY FROM ALL SUCH CLAIMS.

The provision of modifications to wheelchair vehicles entails an inherent risk of liability. Since the Company installs and modifies wheelchair vans to add various hand and voice controls, there is a risk of a failure of such modifications which could result in an accident. Product defect claims may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. We can provide no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company’s insurance coverage will not arise. A successful claim against the Company in excess of the Company’s insurance coverage could have a material adverse effect upon the operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company’s ability to attract customers or to expand its business.

A TIGHTENING OF AVAILABILITY OF AUTO LOANS TO CONSUMERS COULD IMPACT THE SALES OF MODIFIED MOBILITY VEHICLES.

Most purchasers of our modified mobility vehicles are responsible for a significant portion of the purchase price of the vehicle.  Recent financial and economic conditions have resulted in a difficulty for consumers in general to obtain normal consumer credit.  A change in economic conditions may result in the inability for a greater number of consumers to obtain such financing and could have an adverse effect on our profitability.

THE INABILITY TO MAINTAIN RELATIONSHIPS WITH MAJOR VENDORS COULD RESULT IN A SIGNIFICANT DISRUPTION IN OUR BUSINESS, AND MAY RESULT IN OUR INABILITY TO SERVE OUR CUSTOMERS AND CONSEQUENTLY COULD HAVE A MATERIAL AFFECT ON OUR RESULTS OF OPERATIONS.

Our Modified Mobility Vehicles segment currently has certain critical vendor relationships. Although we have been able to maintain such relationships without material interruption in the past, there can be no assurance that such relationships will continue in the future. Should any of these vendors elect not to provide needed products or services, there would likely be a significant disruption to our business, a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations and an inability to serve our customers until such time as a replacement vendor could be identified. This would likely occur if there is a deterioration or perceived deterioration of our financial position, including the evaluation of our standing with respect to our subordinated debt. Moreover, there can be no assurance that the pricing structure that we currently enjoy by our suppliers of products or services would be matched by a replacement vendor. Additionally, any future issues with respect to liquidity, debt covenant compliance or declines in our results of operations could adversely impact our ability to leverage our purchasing activities with new or existing vendors.

WE MAY UNDERTAKE ACQUISITIONS THAT COULD SUBJECT US TO UNANTICIPATED LIABILITIES AND THAT COULD FAIL TO ACHIEVE EXPECTED BENEFITS.

Our strategy is to increase our market share through internal growth and strategic acquisitions. Consideration for acquisitions has generally consisted of cash, Company stock, unsecured non-interest bearing obligations and the assumption of certain liabilities.

The implementation of an acquisition strategy involves certain risks, including inaccurate assessment of disclosed liabilities, the existence of undisclosed liabilities, regulatory compliance issues associated with the acquired business, entry into markets in which we may have limited or no experience, diversion of management’s attention and human resources from our underlying business, difficulties in integrating the operations of an acquired business or in realizing anticipated efficiencies and cost savings, failure to retain key management or operating personnel of the acquired business, and an increase in indebtedness resulting in a limitation in the ability to access additional capital on favorable terms. The successful integration of an acquired business may be dependent on the size of the acquired business, condition of the customer billing records, the complexity of system conversions and execution of the integration plan by local management. If we do not successfully integrate the acquired business, the acquisition could fail to achieve its expected revenue contribution or could result in delays in the billing and collection of claims for services rendered to customers.  All such factors could have a material adverse effect on our financial position and operating results.

IF WE FAIL TO ENHANCE AND MAINTAIN EFFECTIVE AND EFFICIENT INFORMATION SYSTEMS, OUR OPERATIONS MAY BE DISRUPTED AND OUR ANTICIPATED OPERATING EFFICIENCY MAY NOT BE REALIZED.

Our operations are dependent on the enhancement and uninterrupted performance of our information systems. Failure to enhance and maintain reliable information systems or disruptions in our information systems could cause disruptions in our business operations, including billing and collections, loss of existing customers and difficulty in attracting new customers, customer and payer disputes, regulatory problems, increases in administrative expenses or other adverse consequences, any or all of which could disrupt our operations and prevent us from achieving operating efficiency.  We rely on information technology systems to process, transmit and store electronic information, including electronically maintained and transmitted customer health and billing information.   Hence, telecommunications and information technology system disruptions and failures at any of our facilities could significantly disrupt our operations.  Like most companies, our information technology systems may be vulnerable to a variety of failures or disruptions due to events beyond our control, including, but not limited to natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.  We have technology security initiatives and disaster recovery plans in place to mitigate risk to these vulnerabilities, but these measures may not be adequate or sufficiently implemented to ensure that our operations are not disrupted.

INCREASES IN OUR COSTS COULD ERODE OUR PROFIT MARGINS AND SUBSTANTIALLY REDUCE OUR NET INCOME AND CASH FLOWS.

Cost containment in mobility related industries, impacted in part by federal and state government budgetary shortfalls, is likely to result in constant or decreasing reimbursement amounts for our equipment and services. As a result, we must control our operating cost levels, particularly labor and related costs. We compete with other mobility providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage administrative and service employees. Since some of our revenues are established by fee schedules mandated by VA, third-party and private payers, we may not be able to offset the effects of general inflation in labor and related cost components, if any, through increases in prices for our equipment and services. Consequently, such cost increases could erode our profit margins and reduce our net income.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.   Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, management has identified material weaknesses related to, among other things, (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

COMPLIANCE WITH THE REPORTING REQUIREMENTS OF FEDERAL SECURITIES LAWS CAN BE EXPENSIVE AND MAY DIVERT RESOURCES FROM OTHER PROJECTS, THUS IMPAIRING OUR ABILITY TO GROW.

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

RISKS RELATING TO OUR COMMON STOCK

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	our limited “public float” being in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	our ability to execute our business plan;

•	sales of our common stock;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	the inability to develop or acquire new or needed technology.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES

We currently lease 19 properties as follows:

Location	Usage
Ocala, Florida	Certified Medical home health care store
Addison, Texas	Hasco corporate office
Londonderry, New Hampshire	Ride Away store
North Attleboro, Massachusetts	Ride Away store
Norfolk, Virginia	Ride Away store
East Hartford, Connecticut	Ride Away store
Gray, Maine	Ride Away store
Norwood, Massachusetts	Ride Away store
Essex, Vermont	Ride Away store
Norristown, Pennsylvania	Ride Away store
Beltsville, Maryland	Ride Away store
Tampa, Florida	Ride Away store
Richmond, Virginia	Ride Away store
Clermont, Florida	Mobility Freedom store & offices
Orlando, Florida	Mobility Freedom store
Bunnell, Florida	Mobility Freedom store
Largo, Florida	Mobility Freedom store
Fort Lauderdale, Florida	Auto Mobility
Lake Worth, Florida	Auto Mobility

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “HASC.QB”.

The following sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may or may not represent actual transactions.

Year Ended December 31, 2013	High	Low
First Quarter	$0.02	$0.01
Second Quarter	0.02	0.01
Third Quarter	0.05	0.01
Fourth Quarter	0.04	0.02
Year Ended December 31, 2012
First Quarter	$0.02	$0.01
Second Quarter	0.01	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.02	0.01

Holders

As of June 20, 2014, we had 156 stockholders of record of our common stock. The recording of stockholders of record is maintained by our transfer agent, VStock Transfer, Inc.

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

Recent Sales of Unregistered Securities

During 2013, 1,047,560 shares of common stock valued at $29,500 were issued to an officer as employee compensation, 2,845,375 shares of common stock valued at $53,350 were issued to key employees as employee compensation and 229,370 shares of common stock valued at $7,316 were issued to directors as board compensation.

During 2013, we sold 158,820 shares of common stock for proceeds of $2,000.

On November 26, 2013, the Company issued 1,000,000 shares valued at $21,200 in lieu of note payments.

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

The following discussion of our financial condition and results of operation for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our operations are conducted within one business unit:

•

Modified Mobility Vehicles – our primary business conducts sales of handicap accessible vans, parts and services and conducts rental operations of related equipment.  This segment consists of Ride-Away which has eleven locations from Maine to Florida, Mobility Freedom including its rental operations conducted under the trade name “Wheelchair Vans of America” and Certified Medical Auto, now inactive, all three of which are located in Florida, and Auto Mobility Sales, Inc., which has two (2) locations in Florida.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles for companies in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates if different assumptions were made or different conditions existed.

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended December 31, 2013 and notes thereto contained in this report as filed with the Securities and Exchange Commission.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company’s operating results and financial condition.

Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:

Use of Estimates - Management’s Discussion and Analysis or Plan of Operations is based upon our audited consolidated financial statements  that have been prepared in accordance with accounting principles generally accepted in the United States of America. Management bases its use of estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition - The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition”, and with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.  Revenues consist of the sales of new and used vehicles, sales of parts and automotive services, commissions from finance and insurance products, vehicle rentals, sales of durable medical equipment and home health care services.  We recognize revenue in the period in which products are sold or the services are rendered and only if there is reasonable expectation of collection.  For vehicles, a sale is recorded only when title has transferred and the vehicle has been delivered.  Rebates received from manufacturers are recorded as a reduction of the costs of each vehicle and recognized upon the sale of the vehicle or when earned under a specific manufacturer program.

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

The Company arranges financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution.  We also receive fees from the sale of extended service contracts, warranties and vehicle security systems.

Stock Based Compensation - FASB ASC Topic 718: Compensation – Stock Compensation (“ASC 718”) requires companies to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  The Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Certain employees receive a portion of their compensation as Company common stock, and other employees receive the Company’s stock as part of their bonus plans.  This compensation is valued at the trading value of the shares at the date of issuance.

Accounts Receivable -.  Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, and other operating trends. Also considered are relevant business conditions such as governmental and third party payer claims processing procedures and system changes. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

Inventory - Vehicle inventory is valued at an actual cost basis and is adjusted to reflect the lower of cost or market.  Parts and inventoried equipment is valued at cost basis and includes primarily finished goods.  Work in process vehicle inventory is valued at a cost basis related to actual vehicle costs increased by a cost-based accumulation of work according to the judgment of management.  In addition to this actual value determination according to the judgment of management, the Company makes a reserve to the value of our inventory to account for the potential decline in value of aging model years of our new and used vehicle inventory, the seasonal fluctuation of our used vehicle inventory, and to account for other undeterminable factors which may affect the on-going valuation of our inventory.

Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2013 and December 31, 2012

Goodwill and Other Intangible Assets - In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected discounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Reimbursement by Third Party Payers

We derive approximately 26% of our Modified Mobility Vehicles Segment revenue from the United States Department of Veterans Affairs (the “VA”) and other Veterans programs.

The Modified Mobility Vehicle industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry also is subject to frequent legislative and regulatory changes.  If we fail to comply with the laws and regulations applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from participating in VA and other federal and state funding programs. It is the judgment of management that we are in compliance with all such laws and regulations to the extent they may materially affect our financial condition.

Results of Operations

The results of operations presented on a historical comparative basis require consideration in the nature of the change in business activity and the acquisition of business entities from 2013 to 2012.  Any such comparison requires a careful examination of the change in the nature of the Company’s business activity in conjunction with numerical comparisons of year-to-year results. The following table provides an overview of certain key factors of our results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012:

	Year ended December 31,
	2013	2012
Net revenues	$72,913,615	$62,994,217
Cost of sales	54,715,897	48,614,216
Operating expenses:
Selling and marketing	4,298,770	3,703,329
General and administrative	11,177,310	8,420,550
Amortization and depreciation	1,053,808	1,285,202
Total operating expenses	16,529,888	13,409,081
Income from operations	1,667,830	970,920
Total other income (expense)	(581,660)	(455,272)
Provision for income taxes	62,578	6,673
Income from continued operations	1,023,592	508,975
(Loss) from discontinued operations	(222,038)	(426,675)
Net income	$801,554	$82,300

Other Key Indicators:

	Year ended December 31,
	2013	2012
Cost of sales as a percentage of revenues	75.0%	77.2%
Gross profit margin	25.0%	22.8%
General and administrative expenses as a percentage of revenues	15.3%	13.4%
Total operating expenses as a percentage of revenues	22.7%	19.7%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Year Ended December 31,
	2013	2012
Product Sales	$58,800,359	$51,506,867
Rental Revenue	1,276,154	600,520
Service and other	12,837,102	10,886,830
Total Net Revenues	$72,913,615	$62,994,217

Year ended December 31, 2013 and 2012

Net Revenues

For the year ended December 31, 2013, we reported revenues of $72,913,615 as compared to revenues of $62,994,217 for the year ended December 31, 2012, an increase of $9,919,398 or approximately 15.7%.  The increase is due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.

Product sales for the year ended December 31, 2013 and 2012 amounted to $58,800,359 and $51,506,867 respectively, an increase of $7,293,492 or 14.2%.  Rental revenue for the year ended December 31, 2013  and December 31, 2012 were $1,276,154 and $600,520 respectively,  an increase of $675,634 or 112.5%.  Service and other revenue were $12,837,102 for the year ended December 31, 2013 compared to $10,886,830 for the year ended December 31, 2012.  This represents an increase of $1,950,272 or 17.9%.

These increases were due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales. We do not anticipate any significant price increases in 2014.  Product sales comprise approximately 80.6% and 81.2% of the Company’s sales for the year ended December 31, 2013 and December 31, 2012 respectively.

Cost of Sales

Our cost of sales consists of products purchased for resale and service parts and labor.  For the year ended December 31, 2013, cost of sales was $54,715,897, or approximately 75.0% of revenues, compared to $48,614,216, or approximately 77.2% of revenues, for the year ended December 31, 2012. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the increase in revenue.

We have a single vendor that represents 58% of our purchases.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage increased to 25.0% for the year ended December 31, 2013 from 22.8% for the year ended December 31, 2012, due to the greater buying power and utilization of capacity in service.

Total Operating Expense

Total operating expenses increased as a percentage of revenues to 22.7% for the year ended December 31, 2013 from 19.7% for the year ended December 31, 2012.  These changes include:

Selling and Marketing Expense. For the year ended December 31, 2013, selling and marketing costs were $4,298,770 and $3,703,329 for the year ended December 31, 2012. The increase was due to the business acquisitions made in 2012 and marketing, advertising and print advertising programs initiatives, primarily in the modified mobility vehicles operations.

General and Administrative Expense. For the year ended December 31, 2013, general and administrative expenses were $11,177,310 as compared to $8,420,550 for the year ended December 31, 2012, an increase of $2,756,760. The increase is due to the additional rent and employee compensating associated with the acquisition of Auto Mobility in 2013. For the year ended December 31, 2013 and 2012 general and administrative expenses consisted of the following:

	Year Ended December 31,
	2013	2012
Rent	$1,856,607	$1,062,000
Employee compensation	6,029,074	4,655,879
Professional fees	316,243	296,529
Internet/Phone	420,179	237,616
Travel/Entertainment	364,993	320,664
Insurance	299,854	316,781
Other general and administrative	1,890,360	1,531,081
	$11,177,310	$8,420,550

•

For the year ended December 31, 2013, rent expense increased by $794,607 as compared the year ended December 31, 2012.  The increase is due to the larger number of facility leases as a result of the Mobility Freedom and Ride Away acquisitions and the additional locations acquired from the purchase of Auto Mobility Sales.

•

For the year ended December 31, 2013, employee compensation, related taxes and stock-based compensation expenses were $6,029,074, an increase of $1,373,195 over the year ended December 31, 2012. The increase relates primarily to the personnel added with the acquisition of Ride-Away and Mobility Freedom and the additional personnel acquired from the purchase of Auto Mobility Sales.

•

For the year ended December 31, 2013, professional fees increased to $316,243 as compared to $296,529 for the year ended December 31, 2012; an increase of $19,714.  This increase is due to the addition of the Ride-Away subsidiary and Auto Mobility Sales and their operations and locations.

•

For the year ended December 31, 2013, internet/telephone expense increased to $420,179 as compared to $237,616 for the year ended December 31, 2012, an increase of $182,563.  This increase is due to the addition of the Ride-Away and Mobility Freedom, and Auto Mobility subsidiaries and their operations and locations.

•

For the year ended December 31, 2013, travel and entertainment expense increased to $364,993 as compared to $320,664 for the year ended December 31, 2012, an increase of $44,329.  This increase is due to the increased travel necessitated by the addition of the Ride-Away and Mobility Freedom and Auto Mobility subsidiaries.

•

For the year ended December 31, 2013 insurance expense decreased to $299,854 as compared to $316,781 for the year ended December 31, 2012.  This decrease is due to the synergies attained with the addition of the Ride-Away subsidiary Auto Mobility Sales.

•

For the year ended December 31, 2013, other general and administrative expense increased to $1,890,360 as compared to $1,531,081 for the year ended December 31, 2012, an increase of $359,279.  This increase is due to the addition of the Ride-Away and Mobility Freedom and Auto Mobility subsidiaries.

Depreciation and Amortization Expense.  For the year ended December 31, 2013, depreciation and amortization expense amounted to $1,,126,104 as compared to $1,285,202 for the year ended December 31, 2012, an decrease of $159,098.  The increase is due to the fixed assets acquired in the purchase of Auto Mobility.

INCOME (LOSS) FROM CONTINUING OPERATIONS

We reported income from continuing operations before taxes of $1,086,170 for the year ended December 31, 2013 as compared to income from continuing operations before taxes of $515,648 for the year ended December 31, 2012.

OTHER INCOME (EXPENSES)

Other income (expense) for the year ended December 31, 2013 amounted to $(581,660) compared to $(455,272) for the year ended December 31, 2012.  Other income and expense consists of acquisition fees and interest expense.

Acquisition fees for the years ended December 31, 2013 and 2012 were $0 and $(26,740), respectively.  These are the various legal and professional fees incurred in the acquisition of Ride-Away which occurred on March 1, 2012.

Discounts and rebates for the years ended December 31, 2013 and 2012 were $487,311 and $588,880, respectively.

Interest expense for the year ended December 31, 2013 amounted to $(1,068,971) as compared to $(911,958) for the year ended December 31, 2012, an increase of $157,013.  This increase is due to the additional debt and capital lease obligations the Company has incurred in the acquisition of the Auto Mobility subsidiary and the increase in volume on the GE floor plan agreement.

NET INCOME

Our net income was $801,554 for the year ended December 31, 2013 compared to net income of $82,300 for the year ended December 31, 2012.

ASSETS AND LIABILITIES

Assets were $27,932,480 as of December 31, 2013.  Assets consisted of cash of $150,313, accounts receivable of $6,182,680, inventory of $11,572,060, prepaid expense of $504,819, short-term deferred tax asset of $413,193, long-term deferred tax asset of $149,204, property and equipment of $2,141,212, intangible assets of $6,214,034, and other non-current assets of $604,965.  Liabilities were $25,322,607 as of December 31, 2013.  Liabilities consisted primarily of accounts payable of $1,849,702, cash overdraft of $175,572, customer deposits and deferred revenue of $388,433, line of credit of $2,303,143, notes payable – floor plan of $12,174,639, current portion of notes payable of $729,693, related party long-term notes payable of $1,947,214, long-term notes payable of $4,075,802, obligation under capital leases of $1,184,486, and other current liabilities of $493,923.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $2,609,873 as of December 31, 2013.  Stockholder’s equity consisted primarily of shares issued for acquisitions, fundraising, employee compensation, and settlement of services totaling $7,662,190, offset primarily by the deficit accumulated during the development stage of $5,052,317 at December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

General – Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012	$ Change	% Change
Working capital surplus	$341,302	$183,922	$157,380	85.6

Cash	150,313	850,391	(700,078)	82.5
Accounts receivable, net	6,182,680	7,116,008	(933,328)	(13.1)
Inventory	11,572,060	10,489,388	1,082,672	10.3
Total current assets	$18,823,065	$18,633,729	$189,336	1.0
Property and equipment, net	2,141,212	2,162,729	(21,517)	(0.1)
Intangible assets, net	6,214,034	5,670,013	544,021	9.6
Total assets	$27,932,480	$27,067,319	$1,128,690	3.2

Accounts payable and accrued liabilities	$1,849,702	$2,528,005	$(678,303)	(26.8)
Cash overdraft	175,572	—	175,572	100.0
Customer deposits and deferred revenue	388,433	909,465	(521,032)	(57.3)
Line of credit	2,303,143	6,081,368	(3,778,225)	(62.1)
Note Payable – Floor Plan	12,174,639	7,421,638	4,753,001	64.0
Current portion of capital leases	366,658	510,555	(143,897)	(28.2)
Notes payable-current	376,685	114,265	262,420	229.6
Notes payable, related party-current	353,008	506,787	(153,779)	(30.3)
Total current liabilities	$18,481,763	$18,449,807	$31,956.2
Capital lease obligations	817,828	531,944	285,884	53.7
Notes payable-long term	4,075,802	1,833,746	2,242,056	122.3
Notes payable, related party-long term	1,947,214	4,556,861	(2,609,647)	(57.3)
Total liabilities	$25,322,607	$25,372,358	$(49,751)	.2
Accumulated deficit	(5,052,317)	(5,853,871)	801,554	13.7
Stockholders’ equity	$2,609,873	$1,694,961	$914,912	53.9

Overall, we had a decrease in cash flows of $700,078 in the fiscal year ending December 31, 2013 resulting from cash provided by operating activities of $714,950, offset partially by cash used in investing activities of $669,369, and cash used in financing activities of $745,659.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Fiscal Year Ended December 31,
	2013	2012
Cash at beginning of period	$850,391	$212,460
Net cash provided by operating activities	714,950	1,500,098
Net cash used in investing activities	(669,369)	(770,002)
Net cash used in financing activities	(745,659)	(92,165)
Cash at end of period	$150,313	$850,391

The increase in net cash provided by operating activities of $714,950 for the year ended December 31, 2013 was primarily due to net income of $801,554 and non-cash items such as depreciation and amortization expense of $1,126,104, stock-based compensation of $90,183, and the gain on disposal of property and equipment of $63,195, offset partially by the changes in operating assets and liabilities of $1,239,696.  The changes in operating assets and liabilities were primarily due to increases in accounts receivable of $884,871, bad debt expense of $379,490 , and other current liabilities of $116,199 offset partially by decreases in accounts payable of $749,625 inventory of $503,722, prepaid expenses of $279,363, other assets of $4,117, deferred tax assets of $562,397, and customer deposits and deferred revenue of $521,032.

The increase in net cash provided by operating activities of $1,500,098 for the year ended December 31, 2012 was primarily due to net income of $82,300 and non-cash items such as depreciation and amortization expense of $1,285,202, impairment of intangible assets of $105,454, stock-based compensation of $114,227, issuance of stock in settlement of services of $93,132, and changes in operating assets and liabilities of $16,641; offset partially by bad debt expense of $72,835, and the gain on disposal of property and equipment of $124,023.  The changes in operating assets and liabilities were primarily due to increases in accounts receivable of $1,932,642, other assets of $341,773, and other current liabilities of $196,944, offset partially by decreases in inventory of $3,702,675, prepaid expenses of $126,213, accounts payable and accrued expenses of $1,617,403, and customer deposits and deferred revenue of $117,373.

Net cash used in investing activities for the year ended December 31, 2013 was $669,369. The change is due to the acquisition of Auto Mobility of $468,978, and purchases of property and equipment of $202,291, offset primarily by the proceeds from the sale of property and equipment of $1,900.

Net cash used in financing activities for the year ended December 31, 2013 was $745,634. This consisted of net repayments on our lines of credit of $3,778,225, net draws and repayments on our notes payable of $359,389, repayments of related party notes payable of $229,166, and principal payments under capital lease obligations of $892,723, and offset partially by net draws on our floor plan of $4,336,272, a cash overdraft of $175,572, and proceeds from sale of common stock of $2,000.  Net cash used in financing activities for the year ended December 31, 2012 was $92,165. This consisted of net draws and repayments on our floor plan of $437,762, net draws and repayments on our lines of credit of $87,001, net draws and repayments on our notes payable of $181,173, proceeds from sale of common stock of $39,890, and offset partially by repayments of related party notes payable of $164,775, and principal payments under capital lease obligations of $673,216.

At December 31, 2013 we had a working capital surplus (current assets in excess of current liabilities) of $341,302 and accumulated deficit of $(5,052,317).

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

Vehicle Floorplans and Lines of Credit – Vehicle floorplans and line of credit reflect the amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with our corresponding manufacturers.  Changes in our vehicle floorplan and credit lines are reported in the financing cash flow section.  Below is a listing of our gross usage and payments on the company’s floorplan and credit lines for the years ended December 31, 2013 and 2012:

For the year-ended December 31, 2013:

Facility	Additions	Payments	Net Usage Increase (Decrease)
Floor plan	$35,335,676	$30,999,404	$4,336,272
Line of credit	10,181,910	13,960,135	(3,778,225)
Total	$45,517,586	$44,959,539	$558,047

For the year-ended December 31, 2012:

Facility	Additions	Payments	Net Usage Increase
Floor plan	$23,200,055	$22,762,293	$437,762
Line of credit	772,561	685,560	87,001)
Total	$23,972,616	$23,447,853	$524,763

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2013.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Lease	$12,202,656	$1,889,906	$3,177,859	$2,525,426	$4,609,465
Capital lease	1,184,486	366,658	817,828	—	—
Line of credit	14,477,782	14,477,782	—	—	—
Notes payable	4,442,486	376,685	1,209,381	889,691	1,966,729
Notes payable – related party	2,300,221	353,008	1,038,900	$292,548	615,765
Total Contractual Obligations:	$34,607,631	$17,464,039	$6,243,968	$3,707,665	$7,191,959

Off-balance Sheet Arrangements

The Company’s management considers all liabilities stated on the consolidated financial statement contained herein to disclose all liabilities and potential liabilities.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk in support to such activity. We do not have any determinable or variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

On March 20, 2014, DKM Certified Public Accountants (the “Former Auditor”) was dismissed as the independent registered public accounting firm for the Company.  The Former Auditor has served as the auditors of the Company’s financial statements for the year ended December 31, 2012.

The reports of the Former Auditor on the Company’s consolidated financial statements for the Company’s year ended December 31, 2012, did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the Former Auditor’s dismissal, there were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreements as defined in Item 304 of Regulation S-K in connection with any reports it would have issued, and there were no “reportable events” as such term is described in Item 304 of Regulation S-K.

On March 25, 2014, we engaged Weaver & Tidwell, L.L.P. (“Weaver”) as our independent public accounting firm. During the years ended December 31, 2012 and 2013 and prior to March 25, 2014 (the date of the new engagement), we did not consult with Weaver regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Weaver, in either case where written or oral advice provided by Weaver would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues, or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2013, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Identification of Material Weaknesses in Controls and Procedures

As a result of the misstatements in the financial statements for the years ended December 31, 2013 and 2012, and in connection with the evaluation of our controls and procedures for the year ended December 31, 2013 we have determined that we have material weaknesses in our controls and procedures, as more fully described below.

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

C)	had failed to properly depreciate leasehold improvements over the shorter of either the useful life of the improvement or the lease term.

D)	had failed to properly relieve inventory for sold vehicles

E)	had failed to record impairment of all of the goodwill associated with the Home Healthcare reporting unit in the quarter ended December 31, 2012.

F)	had failed to properly account for certain Home Healthcare revenues using the Net Revenue method. We previously used the Gross Revenue method.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the years ended December 31, 2012 and 2011, for each of the quarters for the year ended December 31, 2012, for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011, and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for those periods should no longer be relied upon.  Accordingly, we restated our financial statements for the year ended December 31, 2012.  In addition, audit adjustments were necessary in the preparation of the 2013 financial statements.

We determined that these failures and related restatements and reclassification demonstrated the following weakness in our internal control over financial reporting:

•

Accounting and Finance Personnel Weakness — As of the years ended December 31, 2013 and 2012, the Company lacked appropriate resources within the accounting function.  The accounting staff is comprised of few people and, as of December 31, 2012, the staff did not have an adequate number of personnel with the expertise and training to meet the Company’s reporting demands.

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

Management has discussed these material weaknesses with our Audit Committee and Board of Directors and will continue to review progress on these activities on a consistent and ongoing basis at the senior management level in conjunction with our Board of Directors.

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

With respect to the fiscal year ending December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our executive officers and directors:

Name	Age	Position
Hal Compton, Sr.	66	Chairman of the Board
Hal Compton, Jr.	41	Chief Executive Officer and Director
Shane Jorgenson	48	Chief Financial Officer
Alfredo Olivierre III	45	Chief Operating Officer
Bill Marginson*	67	Director
Barry McCook*	66	Director

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

Shane Jorgenson  Mr. Jorgenson is the Chief Financial Officer of Hasco Medical, Inc. holds a Bachelor of Business Administration in accounting, finance, and statistics from The University of Tulsa in Tulsa, Oklahoma.  Mr. Jorgenson served as Chief Financial Officer and Vice President Strategic Planning for Cistera Networks, Inc. in Plano, Texas.  His experience includes both public and private entities ranging from $3M to $8B in revenues.  Mr. Jorgenson is experienced in multi-unit retail, distribution and service industries as well as real estate and construction.  He previously held the positions of CFO for PrimeSource Food Service Equipment as well as CFO and COO positions for Platinum Packaging, Inc.  He currently holds board positions for Tomlinson Touching Lives Foundation and Ladainian Tomlinson Preparatory Academy.

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

Family Relationships

Harold Compton Sr. and Harold Compton Jr. are father and son.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2013, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

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

Summary Compensation Table

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2013 by (1) each person who served as our principal executive officer during fiscal 2013; and (2) our two most highly compensated executive officers as of December 31, 2013 with compensation during fiscal 2013 of $100,000 or more (the “Named Executive Officers”).  The value attributable to any option awards is computed in accordance with ASC Topic 718.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Hal Compton Jr. (1)	2013	228,223	—	17,000	—	—	—	18,591	263,814
	2012	162,215	—	20,000	—	—	—	14,344	196,559

Robyn Priest (2)	2012	70,728	—	37,200	—	—	—	11,270	119,198

Alfredo Ollivierre (3)	2013	129,184	—	8,500	—	—	—	21,722	159,406
	2012	123,000	—	25,000	—	—	—	6,646	154,646

Jens Mielke (4)	2013	165,553	—	—	—	—	—	4,847	170,400

(1)

Hal Compton Jr. has served as our CEO since May 2009. During 2013, in addition to his salary, his compensation included stock awards of 500,000 shares of our common valued at $17,000. Other compensation for fiscal 2013 and 2012 included $18,591 and $14,344, respectively for payment of health, dental and life insurance.

(2)

Robyn Priest served as our CFO from February 1, 2012 until December 20, 2012.  During 2012, in addition to her salary, compensation included stock awards of 2,387,454 shares of our common stock valued at $37,200.  Other compensation for fiscal 2012 included $11,270 for payment of health, dental, and life insurance.

(3)

Alfredo Ollivierre has served as our COO since May 2009. During 2013, in addition to his salary, his compensation included stock awards of 250,000 shares of our common valued at $8,500. During 2012, in addition to his salary, his compensation included stock awards of 1,250,000 shares of our common valued at $25,000. Other compensation for fiscal 2013 and 2012 included $21,722 and $6,646, respectively for payment of health, dental and life insurance.

(4)	Jens Mielke had served as CFO since August 21, 2013. Other compensation for fiscal 2013 included $4,847 for payment of health, dental, and life insurance.

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

We believe that the salaries paid to our executive officers during 2013 and 2012 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our Company.  Salary is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

As of December 31, 2013, there were no unexercised or unvested option awards or stock awards in place for any Director or Officer of the Company.

2009 Stock Option Plan

For the year ended December 31, 2013, no option awards were granted and no option awards were in place.

Pension Benefits

Other than the employee directed 401(k) payroll contribution plan, there were no pension benefit plans in effect in 2013.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no non-qualified defined contribution or other nonqualified deferred compensation plans in effect in 2013.

Employment Agreements

There were no employment agreements in effect in 2013.

Director Compensation

Our Board of Directors is comprised of Hal Compton, Sr., Hal Compton, Jr., Bill Marginson and Barry McCook. Hal Compton, Jr. does not receive any compensation specifically for his Board services. Except for the options granted in fiscal year 2009 and stock awards granted in fiscal year 2010 and 2011, there were no direct compensation arrangements in place for members of our Board of Directors and we have not finalized any plan for such compensation in the future for their services as directors. The compensation payable to each individual for their service on our Board may be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At June 20, 2014 we had 997,705,056 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of June 20, 2014 by:

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

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Share Exchange (1)	Percent of Class

5% Owners
Mark Lore	Former Vice-President	176,944,450	17.8%
HASCO Holdings, LLC		646,557,142	64.9%

Officers and Directors
Hal Compton, Sr. (2)	Chairman of the Board	255,979,737	25.7%
Scott Compton (2)	Former Chief Mktg. Officer	216,519,047	21.7%
Hal Compton, Jr. (2)	Chief Executive Officer	219,624,310	22.1%
Barry McCook	Board member	1,668,421	*
Bill Marginson	Board member	773,684	*
Mark Lore	Former Vice-President	176,944,450	17.8%
Alfredo Ollivierre III	Chief Operating Officer	4,052,632	*
Timothy Spence	Former Chief Financial Officer	297,560	*
All directors and executive officers as a group (8 people)		875,859,841	87.9%

*     represents less than 1%

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)

Includes 216,852,380 shares of common stock owned by HASCO Holdings, LLC, our largest stockholder.  HASCO Holdings, LLC is a Texas limited liability company of which Hal Compton Sr., Hal Compton, Jr. and Scott Compton are each managers and each own 33.3% of the outstanding membership interests.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2013, 1,047,560 shares of common stock valued at $29,500 were issued to an officer as employee compensation, 2,895,374 shares of common stock valued at $53,350 were issued to key employees as employee compensation and 239,370 shares of common stock valued at $7,316 were issued to directors as board compensation.

In fiscal 2013, a total of 297,560 shares of common stock valued at $4,000 were issued to our former Chief Financial Officer as employee compensation.

On November 26, 2013, the Company issued 1,000,000 shares valued at $21,200 in lieu of note payments.

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

In December 2012, a commercial Note Payable to Hancock Bank was converted to a Note Payable to a related party.

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away.  Pursuant to the terms of the Stock Purchase Agreement, Hasco Medical paid Mark Lore a $3,000,000 Promissory Note bearing 5% simple interest, principal and interest payable monthly over 10 years. Subsequently Mr. Lore became an officer of the Company and has since resigned.

In connection with the acquisition of Ride-Away, the Company issued a note to a Related Party in the original amount of $500,000 over 60 months at an interest rate of 6%, with payments commencing on April 1, 2012.  The note matures on March 1, 2017.  Monthly installment payments are $9,685.

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

In June 2008, the Company entered into a note payable with its largest shareholder, Hasco Holdings, LLC.  The loan was in the amount of $150,000, and bore interest at 10% per annum.  The loan had a term of five years. As part of the acquisition of Mobility Freedom, an additional $1,850,000 note was issued to this shareholder and both these notes were combined into an aggregated ten (10) year installment note with a face value of $2,000,000 at a more favorable interest rate of 5%.  No compensation was demanded or paid for the reduced interest rate.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2013	2012
Audit Fees (1)	$70,000	$50,000
Audit Related Fees (2)	17,000	7,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2013 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger between BBC Graphics of Palm Beach, Inc. HASCO Holdings, LLC and Southern Medical & Mobility, Inc. *

2.2	Amendment to Articles of Incorporation of BBC Graphics, Inc. *

2.3	Bylaws of Southern Medical & Mobility, Inc. *

2.4	Schedule of Directors and Officers of Surviving Corporation *

2.5	Articles of Incorporation of Southern Medical & Mobility, Inc. *

2.6	Amendments to the Articles of Incorporation of Southern Medical & Mobility, Inc. *

2.7	Amendment to Stock Sale and Purchase Agreement *

2.8	Delaware Certificate of Merger between Southern Medical Acquisition, Inc. and Southern Medical & Mobility, Inc. *

10.1	Floor Plan Financing Agreement

21.1	List of Subsidiaries **

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	Interactive Data Files of Financial Statements and Notes contained in this Annual Report on Form 10-K.**

* Previously filed

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASCO MEDICAL, INC.

July 31, 2014	By:/s/ Hal Compton, Jr.
Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hal Compton, Jr.	Chief Executive Officer, principal executive officer	July 31, 2014
Hal Compton, Jr.

/s/ Shane Jorgenson	Chief Financial Officer, principal financial and accounting officer	July 31, 2014
Shane Jorgenson

/s/ Hal Compton, Sr.	Director	July 31, 2014
Hal Compton, Sr.

/s/ Bill Marginson	Director	July 31, 2014
Bill Marginson

/s/ Barry McCook	Director	July 31, 2014
Barry McCook

HASCO MEDICAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Reports of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-7

Notes to Audited Consolidated Financial Statements	F-8 to F-22

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HASCO Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of HASCO Medical, Inc. and Subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HASCO Medical, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

July 31, 2014

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

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

DKM Certified Public Accountants

Clearwater, Florida

March 29, 2013, except for Note 15 which is dated February 14, 2014.

Hasco Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2013	2012

Assets
Current assets
Cash	$150,313	$850,391
Accounts receivable, net of allowance for doubtful accounts of $686,345 and $414,718, respectively	6,182,680	7,116,008
Inventory, net	11,572,060	10,489,388
Deferred tax asset, short-term	413,193	—
Prepaid expenses and other current assets	504,819	177,942
Total current assets	18,823,065	18,633,729

Property & equipment, net of accumulated depreciation of $1,164,634 and $1,604,689, respectively	2,141,212	2,162,729

Intangible assets, net of accumulated amortization of $10,192 and $0, respectively	6,214,034	5,670,013
Deferred tax asset, long-term-term	149,204	—
Other non-current assets	604,965	600,848
Total Assets	$27,932,480	$27,067,319

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,849,702	$2,528,005
Cash overdraft	175,572	—
Customer deposits and deferred revenue	388,433	909,465
Line of credit	2,303,143	6,081,368
Notes payable – Floor Plan	12,174,639	7,421,638
Obligation under capital leases	366,658	510,555
Current portion of note payable	376,685	114,265
Current portion of note payable, related party	353,008	506,787
Other current liabilities	493,923	377,724
Total current liabilities	18,481,763	18,449,807

Obligation under capital leases, net of current portion	817,828	531,944
Notes payable, net of current portion	4,075,802	1,833,746
Notes payable to related party, net of current portion	1,947,214	4,556,861
Total liabilities	25,322,607	25,372,358

Stockholders’ Equity
Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 993,134,076 and 987,852,772 shares issued and outstanding, respectively	993,134	987,853
Additional paid-in capital	6,669,056	6,560,979
Accumulated deficit	(5,052,317)	(5,853,871)
Total stockholders’ equity	2,609,873	1,694,961

Total Liabilities and Stockholders’ Equity	$27,932,480	$27,067,319

The accompanying notes are an integral part of these consolidated financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2013	2012

Product sales	$58,800,359	$51,506,867
Rental revenue	1,276,154	600,520
Service and other	12,837,102	10,886,830
Total net revenues	72,913,615	62,994,217

Cost of sales	54,715,897	48,614,216

Gross profit	18,197,718	14,380,001

Operating expenses:
Selling and marketing	4,298,770	3,703,329
General and administrative	11,177,310	8,420,550
Amortization and depreciation	1,053,808	1,285,202
Total operating expenses	16,529,888	13,409,081

Income from operations	1,667,830	970,920

Other income (expense):
Other income	487,311	588,880
Impairment of intangible assets	—	(105,454)
Acquisition fees	—	(26,740)
Interest expense	(1,068,971)	(911,958)
Total other income (expense)	(581,660)	(455,272)

Income from continuing operations before income taxes	1,086,170	515,648

Provision for income taxes	62,578	6,673
Income from continued operations	1,023,592	508,975
(Loss) from discontinued operations	(222,038)	(426,675)
Net income	$801,554	$82,300

Earnings per share:
Basic and dilutive – continued operations	$0.00	$0.00
Basic and dilutive – discontinued operations	$0.00	$0.00

Weighted average shares outstanding
Basic and dilutive	989,545,590	948,357,991

The accompanying notes are an integral part of these consolidated financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

							Stock-
	Preferred		Common		Additional		Holders’
	shares	$0.001 par	shares	$0.001 par	Paid in Capital	Retained Deficit	Equity (Deficit)

Balance at December 31, 2011	—	$—	794,578,818	$794,579	$4,007,004	$(5,936,171)	$(1,134,588)

Issuance of common stock for:
Cash	—	—	2,813,238	2,813	37,077	—	39,890
Employee compensation	—	—	6,713,288	6,713	107,514	—	114,227
Settlement of services	—	—	6,802,978	6,803	86,329	—	93,132
Acquisition of Ride Away	—	—	176,944,450	176,945	2,323,055	—	2,500,000
Net income	—	—	—	—	—	82,300	82,300

Balance at December 31, 2012	—	$—	987,852,772	$987,853	$6,560,979	$(5,853,871)	$1,694,961

Issuance of common stock for:
Cash	—	—	158,820	159	1,841	—	2,000
Employee compensation	—	—	4,122,484	4,122	86,036	—	90,158
Loan Payments	—	—	1,000,000	1,000	20,200	—	21,200
Net income	—	—	—	—	—	801,554	801,554

Balance at December 31, 2013	—	$—	993,134,076	$993,134	$6,669,056	$(5,052,317)	$2,609,873

The accompanying notes are an integral part of these consolidated financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31,

	2013	2012
Cash Flows from Operating Activities:
Net income	$801,554	$82,300
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,126,104	1,285,202
Impairment of intangible assets	—	105,454
Gain on disposal of property and equipment	(63,195)	(124,023)
Issuance of common stock in settlement of services	—	93,132
Stock based compensation	90,183	114,227
Deferred tax asset	(562,397)	—
Bad debt expense	379,490	(72,835)
Changes in assets and liabilities:
Accounts receivable	884,871	(1,932,642)
Inventory	(503,722)	3,702,675
Prepaid expenses	(279,363)	126,213
Other assets	(4,117)	(341,773)
Accounts payable and accrued expenses	(749,625)	(1,617,403)
Other current liabilities	116,199	196,944
Customer deposits and deferred revenue	(521,032)	(117,373)
Net Cash Provided by Operating Activities	714,950	1,500,098

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	1,900	241,089
Purchase of property and equipment	(202,291)	(511,091)
Acquisition of investment in subsidiary, net of cash acquired	(468,978)	(500,000)
Net Cash Used in Investing Activities	(669,369)	(770,002)

Cash Flows from Financing Activities:
Proceeds from floor plan financing	35,335,676	23,200,055
Repayments of floor plan financing	(30,999,404)	(22,762,293)
Proceeds from line of credit	10,181,910	772,561
Repayments of line of credit	(13,960,135)	(685,560)
Proceeds from note and loan payables	16,420	524,449
Repayments of note and loan payables	(375,809)	(343,276)
Repayments of loan payables – related party	(229,166)	(164,775)
Principal payments under capital lease obligations	(892,723)	(673,216)
Cash overdraft	175,572	—
Proceeds from issuance of stock	2,000	39,890
Net Cash Used In Financing Activities	(745,659)	(92,165)

Net increase (decrease) in Cash	(700,078)	637,931
Cash at beginning of period	850,391	212,460
Cash at end of period	$150,313	$850,391

Supplemental cash flow information:
Interest paid	$1,075,129	$934,212
Taxes paid	$256,543	$107,534

Supplemental Schedule of Noncash Investing and Financing Activities
Loan payments through issuance of common stock	$21,200	$—
Promissory notes issued for the acquisition of assets	$350,000	$3,000,000
Vehicle purchased through Capital Lease	$1,288,285	$1,089,348

The accompanying notes are an integral part of these consolidated financial statements.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hasco Medical, Inc., formerly BBC Graphics of Palm Beach Inc. was incorporated in May 1999 under the laws of the State of Florida. Through a series of transactions, BBC Graphics of Palm Beach Inc. (at the time an inactive corporation) became Hasco Medical, Inc. (Hasco).  Concurrently, Hasco Medical, Inc. acquired Southern Medical & Mobility.  In May, 2011, Hasco acquired Mobility Freedom, Inc. and Wheelchair Vans of America.  In November, 2011, Hasco acquired Certified Medical Systems II (Certified Medical On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  On September 4, 2013, Hasco Medical, Inc. completed the acquisition of Auto Mobility Sales, Inc. (Auto Mobility).

Services and Products

Historically our operations were focused on the provision of a diversified range of home health care services and products. Following our May 2011 acquisition of Mobility Freedom and our March 2012 acquisition of Ride-Away, our operations are conducted within two business units:

•

Modified Mobility Vehicles – conducts sales of disabled accessible vans, parts and services as well as the rental of such vehicles.  This segment consists of Ride-Away Handicap Equipment Corp. which has eleven locations from Maine to Florida, Mobility Freedom Inc. which has five locations in Florida and includes the d.b.a. “Wheelchair Vans of America” operating our van rental operations, and Auto Mobility Sales, Inc., which has two (2) locations in Florida.  “Certified Medical Auto” is an inactive entity.

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

We have a single vendor that represents 58% of our purchases.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Modified Mobility Vehicles

Ride-Away and Mobility Freedom serve individuals with physical limitations that need specialty equipment in order to safely operate a vehicle.  We also provide products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment are paid for directly by a federal or state agency.  For the periods ended December 31, 2013 and 2012, approximately 26% and 16% of the modified mobility vehicles segment revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).   Mobility Freedom and Ride-Away are both VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate.

We derive approximately 26% of our Modified Mobility Vehicles Segment revenue from the United States Department of Veterans Affairs (the “VA”).

The Modified Mobility Vehicle industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry also is subject to frequent legislative and regulatory changes.  If we fail to comply with the laws and regulations applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from participating in VA and other federal and state funding programs. It is the judgment of management that we are in compliance with all such laws and regulations to the extent they may materially affect our financial condition.

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

On June 21, 2013, the Board approved the closure of Southern Medical. This closure began on June 25, 2013.

Discontinued Operations

During the second quarter of 2013, the Company initiated a plan to liquidate the division of Southern Medical and Mobility. These operations were originally reported in the home health care segment. The Company assessed the fair value of the operations less the disposal costs and concluded there is no impairment of the carrying value of the assets.  Management has also determined that the amount of assets continued to be realized is immaterial and therefore not separately disclosed.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Policy

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

Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities that affect the disclosure of contingent assets and liabilities at the date of the balance sheets and affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Significant estimates in 2013 and 2012 include the allowance for doubtful accounts, the valuation of inventory, the useful life of property and equipment, and the fair value of acquisitions.

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

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of December 31, 2013 and December 31, 2012, because of the relatively short-term maturity of these instruments and their market interest rates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time and for the periods ended December 31, 2013 and December 31, 2012, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates, at least annually, the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at December 31, 2013 and December 31, 2012, and generally does not require collateral for revenue generated from equipment sales and supplies.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable includes receivables due from the Veterans Administration and third party payers.  The bad debt allowance as of December 31, 2013 and December 31, 2012 was $686,345 and $414,718, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is either written-off or charged to the allowance.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2013 and December 31, 2012.

Impairment of Indefinite-Lived Intangible Assets

The Company reviews indefinite-lived intangible assets for impairment annually at December 31. The Company recognizes an impairment loss when the sum of expected discounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded an impairment charge of $105,454 at December 31, 2012 related to its Home Healthcare reporting unit. The Company did not record any impairment charges for the years ended December 31, 2013 and 2012.

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

Advertising

Advertising, marketing and selling is expensed as incurred. Such expenses for the years ended December 31, 2013 and December 31, 2012 totaled $206,348 and $159,608, respectively.

Shipping and Handling Costs

The Company classifies costs related to freight as costs of sales, which was $528,190 and $334,460 as of December 31, 2013 and 2012, respectively.

Investment in Unconsolidated Subsidiaries

Investments in unconsolidated subsidiaries, which are 50% or less owned and/or do not meet accounting standards criteria for consolidation, are accounted for under the equity method. The difference in the Company’s investment in its unconsolidated subsidiary and its share of the underlying equity in the entity is attributable to intangible assets.

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

Earnings Per Share

Earnings per common share are calculated under the provisions of ASC 260. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding if they would be anti-dilutive. There were no stock options which could potentially dilute earnings per share as of December 31, 2013 and December 31, 2012, respectively.

The following table sets forth the computation of basic and diluted income per share:

	Year ended December 31, 2013	Year ended December 31, 2012
Numerator:
Net income	$801,554	$82,300

Denominator:
Denominator for basic income per share
(weighted-average shares)	989,545,590	948,357,991

Denominator for dilutive income per share
(adjusted weighted-average)	989,545,590	948,357,991

Basic and diluted income per share from continuing operations	$0.00	$0.00

The number of outstanding shares of our common stock as of December 31, 2013 was 993,134,076.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2013, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements for the year ended December 31, 2013 were available to be issued, as of the date filed with the Securities and Exchange Commission. The Company has concluded that all subsequent events have been properly disclosed.

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2013	%	2012	%

Trade receivables	$2,993,757	43.6	$3,579,308	47.5
Government receivables	3,875,268	56.4	3,951,418	52.5
	6,869,025	100.0	7,530,726	100.0
Less: allowances for doubtful accounts	(686,345)		(414,718)
Total	$6,182,680		$7,116,008

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

NOTE 3 – INVENTORY

Inventory consists of the following, as of December 31:

	2013	2012
Vehicles	$10,859,361	$8,663,639
Work-in-process	412,829	605,379
Equipment and supplies	1,008,996	1,338,685
Inventory reserve	(709,126)	(118,315)
	$11,572,060	$10,489,388

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following, as of December 31:

	Estimated
	Life	2013	2012
Building improvements	varies	$899,530	$883,589
Office furniture and equipment	5 years	303,561	313,048
Rental equipment	13-36 months	434,959	1,165,186
Vehicles	5 years	91,521	162,273
Capitalized leases	varies	1,576,275	1,243,322
		3,305,846	3,767,418
Accumulated depreciation		(1,164,634)	(1,604,689)
		$2,141,212	$2,162,729

For the years ended December 31, 2013 and 2012, depreciation expense amounted to $1,126,104 and $1,285,202.

The Company has entered into various financing arrangements in connection with the acquisition of delivery vehicles (see Note 7 below).

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Estimated	December 31,	December 31,
	Life	2013	2012
Goodwill related to acquisition of Mobility Freedom	Indefinite	1,641,303	1,641,303
Goodwill related to acquisition of Ride-Away	Indefinite	1,783,710	1,783,710
Goodwill related to acquisition of Ride-Away	Indefinite	105,000	105,000
Trade name related to acquisition of Mobility Freedom	Indefinite	400,000	400,000
Trade name related to acquisition of Ride-Away	Indefinite	990,000	990,000
Primary market area related to acquisition of Mobility Freedom	Indefinite	280,000	280,000
Primary market area related to acquisition of Ride Away	Indefinite	470,000	470,000
Goodwill related to acquisition of Auto Mobility Sales	Indefinite	284,213	—
Trade name related to acquisition of Auto Mobility Sales	2.32 years	40,000	—
Primary market area related to acquisition of Auto Mobility Sales	Indefinite	150,000	—
Non-compete agreements area related to acquisition of Auto Mobility Sales	3 years	80,000	—
Subtotal		6,224,226	5,670,013
Accumulated amortization		(10,192)	—
Total		$6,214,034	$5,670,013

For the years ended December 31, 2013 and 2012 amortization expense was $10,192 and $0, respectively.

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

As of December 31, 2013, future minimum annual commitments under capital lease arrangements are as follows:

Years Ending December 31,

2014	408,474
2015	876,525
2016	413,403

Total minimum future lease payments	1,698,402

Less: Amounts representing interest	(513,916)

Present value of net minimum lease payments	$1,184,486

The following is an analysis of the leased equipment under capital leases as of December 31, 2013, which is included in property and equipment (see Note 4).

Vehicles	$1,576,279
Computer equipment	$15,128
Telephone equipment	88,817
1,680,224
Less: Accumulated depreciation	(256,130)
$1,424,094

Interest incurred pursuant to the capital lease obligations was $196,696 and $117,076 for the years 2013 and 2012, respectively.

NOTE 7 – NOTES PAYABLE AND DEBT

Revolving Line of Credit

On November 1, 2012, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000 with an interest calculation of the prime rate plus 0.25% which reflected an interest rate of 3.50% as of December 31, 2013.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of December 31, 2013.  Payments due are interest only and the interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $2,303,143 at December 31, 2013 and $6,081,368 at December 31, 2012.

The Company was in compliance with its line of credit covenants at December 31, 2013 and 2012.

Note Payable – Floor Plan

The Company has a floor plan line of credit with General Electric Credit Corporation with a maximum borrowing capacity of $11,250,000 for Ride-Away, $3,850,000 for Mobility Freedom, and $1,750,000 for Auto Mobility Sales at December 31, 2013.  The borrowing capacity was increased by $5 million on May 20, 2013.  Amounts borrowed for vehicles under this line bear no interest for 60 days and then bear interest at the 90 day LIBOR plus 6.0% for Ride-Away and at the 90 day LIBOR plus 5.5% for Mobility Freedom and Auto Mobility Sales  The loan balance on the vehicle is due when the vehicle is fully funded or paid by the customer.  If the vehicle is not fully funded or paid within nine months of being purchased by the Company and funded by the floor plan, a graduated percentage of the balance is due with the entire balance due at twelve months. The note is secured by the vehicles financed.  At December 31, 2013 and 2012, the Company had $12,174,639 and $7,421,638 respectively,   outstanding under these lines.  With the discretionary nature of this loan agreement, the Lender or the Company can terminate this agreement with a thirty (30) day written notice at any time.

Subsequent to December 31, 2013, the Company was notified of a default under this floor plan agreement for lack of timeliness of financial statements. This default has been remedied by a “Notice of Covenant Waiver” of such default from the lender.  The line of credit was subject to certain covenants, including the requirement that the Company provide audited financials within 90 days of fiscal year end, as defined by the agreement. At December 31, 2013 the Company was not in compliance with this covenant. The Company has received written notification from the lender that it will not require early prepayment of the line of credit as a result of this covenant violation. The Company was in compliance with all other covenants under the line of credit.

Installment Debt

Installment debts consist of the following, as of December 31:

	2013	2012

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	25,918	35,343

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom	1,785,953	1,878,293

Note Payable to related party, dated May 13, 2011, associated with the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 5% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,618,387	1,773,591

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	21,785	34,375

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences June 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,618,831	2,863,060

Note payable to related party, dated March 1, 2012, issued for the acquisition or Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	342,143	426,997

Promissory Note payable to a related party, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $210,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $3,963	205,877	—

Promissory Note payable to a related party, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $140,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $2,642	133,815	—

Total debt	6,752,709	7,011,659

Current portion of long-term debt, notes payable	729,692	621,052
Long-term portion	$6,023,017	$6,390,607

Future debt amortization:

2014	$729,692
2015	751,448
2016	781,349
2017	715,455
2018	730,567
thereafter	3,044,198
$6,752,709

NOTE 8 – RELATED PARTY TRANSACTIONS

Loans payable to related party

In June 2008, the Company entered into a note payable with its largest shareholder, Hasco Holdings, LLC.  The loan was in the amount of $150,000, and bore interest at 10% per annum.  The loan had a term of five years. As part of the acquisition of Mobility Freedom, an additional $1,850,000 note was issued to this shareholder and both these notes were combined into an aggregated ten (10) year installment note with a face value of $2,000,000 at a more favorable interest rate of 5%.  No compensation was demanded or paid for the reduced interest rate.

On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away.  Pursuant to the terms of the Stock Purchase Agreement, Hasco Medical paid Mark Lore a $3,000,000 Promissory Note bearing 5% simple interest, principal and interest payable monthly over 10 years. Subsequently Mr. Lore became an officer of the Company and has since resigned.

In December 2012, a commercial Note Payable from Hancock Bank was converted to a Note Payable from a related party which has a balance of $342,143 at December 31, 2013.

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

On November 26, 2013, the Company issued 1,000,000 shares valued at $21,200 in lieu of cash note payments.

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

In fiscal 2013, a total of 296,860 shares of common stock valued at $4,000 were issued to our former Chief Financial Officer as employee compensation.

Sale of common stock

In March 2011, in connection with the sale of the Company’s common stock, the Company issued 100,000 shares of common stock to the Company’s director for net proceeds of approximately $1,400.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

During 2013, the Company sold 158,820 shares of common stock for proceeds of $2,000.

During 2013, 1,047,560 shares of common stock valued at $29,500 were issued to an officer as employee compensation, 2,845,554 shares of common stock valued at $53,350 were issued to key employees as employee compensation and 229,370 shares of common stock valued at $7,308 were issued to directors as board compensation.

NOTE 10 – STOCK OPTION PLAN

On August 31, 2012, all outstanding grants under the previous plan were cancelled. For the years ended December 31, 2013 and 2012, no stock option expense was recognized related to these grants.

As of December 31, 2013, the Company currently has no stock option plans in place.

NOTE 11 – COMMITMENTS

Operating Leases

The Ride-Away division leases office space in eleven locations from Maine to Florida under two to twenty-one year operating leases that expire in varying dates from November 30, 2015 to January 15, 2027. The Mobility Freedom division leases office space in four Florida locations under two to five year operating leases that expire at varying dates from April 30, 2014 to September 30, 2015. The Certified Mobility and Certified Auto division leases office space in Ocala, Florida under a five-year operating lease that expires on April 30, 2014.  The office lease agreements have certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine.  Future minimum rental payments required under these operating leases are as follows:

2014	$1,899,906
2015	1,710,583
2016	1,467,276
2017	1,368,816
2018	1,156,610
Thereafter	4,609,465
$12,212,656

Rent expense was approximately $1,856,000 and $1,062,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 12 – CONTINGENCIES

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

NOTE 13 – INCOME TAXES

Prior to its acquisition in June 2008 by HASCO Holdings, LLC, the Company was an S Corporation.  Beginning in June 2008 the Company’s tax status changed to a C Corporation.  The Company accounts for income taxes under ASC Topic 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of December 31, 2013 and 2012, the Company had net loss carry forwards available to reduce its future federal taxable income of approximately $0 and $1,263,000, respectively. These loss carryovers, if unused, expire through 2030. These losses may be subject to limitation under Internal Revenue Code Section 382 in the event of a more than 50% owner shift.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for income for continuing operations for the years ended December 31, 2013 and 2012:

	2013	2012
Expected federal income tax expense (34%)	$369,298	$30,251
State tax expense, net of federal tax effect	255,467	50,000
Deferred Taxes	(13,487)	—
	611,278	80,251
Change in valuation allowance	(548,700)	(73,578)
Net income tax expense(benefit)	62,578	6,673

The Company has deferred tax assets which are summarized as follows:

Deferred Tax Assets	2013	2012
Fixed assets	$126,458	$—
Deferred rent	67,914	—
Allowance for doubtful accounts	231,536	147,852
Inventory reserve	181,657	45,990
Net Operating loss carryforward	—	416,701
Total Deferred Tax Asset	607,565	610,543
Deferred Tax Liabilities
Fixed assets	—	69,585
Intangibles	45,168	—
Total deferred tax liabilities	45,168	69,585
Less: valuation allowance	—	(540,958)
Deferred income tax	562,397	—

At December 31, 2012, the Company fully reserved against its deferred tax assets due to the uncertainty of the future utilization of such assets. The valuation allowance was fully reversed in 2013, based on the taxable income and full utilization of net operating loss carry forwards in 2013.

NOTE 14 – SEGMENT REPORTING

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

The Company recognizes its share of the earnings and losses in Adaptive Driving Alliance, LLC (“ADA”) pursuant to their ownership percentage 20%.  The Companies share of earnings totaled $201,973 for the year ended December 31, 2013.  The investment amount of $569,000 is included in Other Assets on the Consolidated Balance Sheet as of December 31, 2013.

The Company evaluates investments in unconsolidated subsidiaries for impairment when factors indicate that a decrease in the value of the investment has occurred that is not temporary. Indicators that should be evaluated for possible impairment of investments include recurring operating losses of the investee or fair value measures that are less than carrying value. Any impairment recognition is based on fair value that is not reflective of temporary conditions. Fair value is determined primarily by discounted long-term cash flows, supported by available market valuations, if applicable. The Company has not booked an impairment to its investment in ADA as of December 31, 2013, and 2012.

NOTE 15 – ACQUISITIONS AND PROFORMA FINANCIAL INFORMATION

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

The following table summarizes the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for Ride-Away Handicap Equipment, Inc.:

ASSETS	February 29, 2012
Cash	$506,648
A/R	4,067,578
Inventory	11,061,684
Fixed Assets	2,530,109
Prepaid Expenses	214,947
Other Assets	404,720
Investment in Adaptive Drive Alliance	576,609
19,362,295

Intangibles	1,460,000
Total Assets excluding Goodwill	20,822,295

LIABILITIES
Trade Accounts Payable	(9,886,017)
Floor Plan Debt	(5,255,654)
Notes Payable	(4,334)
Total Liabilities	(15,146,005)

Total Identifiable Assets	$4,216,290
Goodwill	1,783,710
Total Purchase Price	$6,000,000

Total Intangible Assets
Trade Name	$990,000
Franchise Agreements	470,000
Total Intangible Assets excluding Goodwill	$1,460,000

The $1,460,000 was allocated to the intangible assets, $990,000 relates to the Ride-Away name and $470,000 was assigned to Franchise agreements.  Both will not be amortized as those were assigned an indefinite life.  The goodwill recorded was attributable to synergies expected from the merger.  The transaction is treated as a stock purchase for tax purposes and the goodwill is not expected to be deductible for tax purposes.  The above amounts are final per the valuation documented and finalized on February 10, 2014 by CBIZ.

On September 4, 2013, Hasco Medical, Inc. completed the acquisition of Auto Mobility Sales, Inc., a closely-held Delaware corporation with locations in Ft. Lauderdale and Lake Worth, Florida.  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid the two sole selling shareholders of Auto Mobility Sales, Inc.,  $600,000 in cash and $350,000 in Promissory Notes bearing 5% simple interest and principle payable monthly over 5 years for a total consideration of $950,000.  Additionally, the management of Hasco Medical, Inc. considered the two sole shareholders of Auto Mobility Sales, Inc. as “key” employees and each was signed to a 2 year employment and non-compete agreement. The Company reviewed leases, financial statements, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under ASC 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

The following table summarizes the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for Auto Mobility Sales, Inc.:

ASSETS	September 4, 2013
Cash	$131,024
A/R	331,033
Inventory	375,074
Prepaid Expenses	47,514
Total Current Assets	884,645
Fixed Assets	10,945
Intangibles	270,000
Total Assets excluding Goodwill	1,165,590

LIABILITIES
Trade Accounts Payable	(71,322)
Floor Plan Debt	(416,729)
Deferred Tax Liability	(45,600)
Total Liabilities	(533,651)

Total Identifiable Assets	$631,939
Goodwill	318,061
Total Purchase Price	$950,000

Total Intangible Assets
Trade Name	$40,000
Non-Compete Agreement	80,000
Franchise Agreements	150,000
Total Intangible Assets excluding Goodwill	$270,000

Of the $270,000 allocated to the intangible assets, $40,000 relates to the Auto Mobility name which was assigned a life of 2.32 years, as well as $80,000 towards non-compete agreements with a 3 year life, both will be amortized.  The remaining intangible asset is $150,000 value assigned to Franchise agreements which will not be amortized as those were assigned an indefinite life.  The goodwill recorded was attributable to synergies expected from the merger.  The transaction is treated as a stock purchase for tax purposes and the goodwill is not expected to be deductible for tax purposes.  The above amounts are final per the valuation documented and drafted on November 25, 2013 by CBIZ.

Financial statements for the year ended December 31, 2012 for Auto Mobility Sales were not audited and therefore considered immaterial and not reported separately in this statement.

Revenues and expenses for the stub period September 4, 2013 (acquisition date) through December 31, 2013 for Auto Mobility Sales, Inc. were considered immaterial by the Company and therefore not reported separately in this statement.

The following table summarized the impact of the acquisition as if the acquisition date were January 1, 2013.

Hasco Medical, Inc. and Subsidiaries

Consolidated Pro Forma Statements of Operations

For the Year Ended December 31, 2013

(unaudited)

December 31, 2013
Revenues, net	$78,771,819
Cost of sales	59,819,707
Gross Profit	18,952,112

Operating expenses:
Selling and marketing	4,910,048
General and administrative	12,109,644
Depreciation and amortization	1,154,394
Total operating expenses	18,174,086

Income from operations	778,026

Other income (expense)	20,485

Income from operations before income taxes	798,511

Provision for income taxes	(46,523)

Net income	$845,034

Earnings per share:
Basic and dilutive	0.0

Weighted average shares outstanding
Basic and dilutive	989,545,590