Form 10-Q
period 2014-03-31
HASCO Medical, Inc.
filed 2014-08-19
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

or

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

999,757,689 shares of common stock were issued and outstanding as of August 7, 2014.

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

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms “Hasco,” “the Company,” “we,” “our,” and “us” refer to Hasco Medical, Inc., a Florida corporation, and our subsidiaries.  “Management” refers to the executive officers of Hasco Medical, Inc. and any of its subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash	$909,004	$150,313
Accounts receivable, net of allowance for doubtful accounts of $675,509 and $686,345, respectively	5,817,869	6,182,680
Inventory, net	10,981,334	11,572,060
Deferred tax asset, short term	413,193	413,193
Prepaid expenses and other current assets	654,411	504,819
Total current assets	18,775,811	18,823,065

Property & equipment, net of accumulated depreciation of $1,387,930 and $1,164,634, respectively	2,164,217	2,141,212

Intangible assets, net of accumulated depreciation of $21,223 and $10,192, respectively	6,203,003	6,214,034
Deferred tax asset, long term	149,204	149,204
Other non-current assets	586,930	604,965
Total Assets	$27,879,165	$27,932,480

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,361,956	$1,849,702
Cash overdraft	—	175,572
Customer deposits and deferred revenue	389,305	388,433
Line of credit	928,810	2,303,143
Note payable - floor plan	12,655,167	12,174,639
Obligation under capital leases	321,712	366,658
Current portion of notes payable	382,966	376,685
Current portion note payable, related party	335,312	353,008
Other current liabilities	875,085	493,923
Total current liabilities	18,250,313	18,481,763

Obligation under capital leases, net of current portion	960,816	817,828
Notes payable, net of current portion	3,947,856	4,075,802
Notes payable to related party, net of current portion	1,838,927	1,947,214
Total liabilities	24,997,912	25,322,607

Stockholders’ Equity
Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized; and 996,938,389 and 993,134,076 shares issued and outstanding, respectively	996,938	993,134
Additional paid-in capital	6,742,285	6,669,056
Accumulated deficit	(4,857,970)	(5,052,317)
Total stockholders’ equity	2,881,253	2,609,873

Total Liabilities and Stockholders’ Equity	$27,879,165	$27,932,480

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Product sales	$16,588,280	$11,855,547
Rental revenue	245,005	273,395
Service and other	3,852,318	2,826,546
Total net revenues	20,685,603	14,955,488

Cost of sales	15,425,817	11,415,351

Gross profit	5,259,786	3,540,137

Operating expenses:
Selling and marketing	953,798	917,500
General and administrative	3,415,207	2,486,904
Amortization and depreciation	234,327	319,974
Total operating expenses	4,603,332	3,724,378

Income (loss) from operations	656,454	(184,241)

Other income (expense)
Other income	20,989	49,192
Interest expense	(302,838)	(193,577)
Total other income (expense)	(281,849)	(144,385)

Income (loss) from continuing operations before income taxes	374,605	(328,626)

Provision for (benefit from) income taxes	170,218	(261,000)

Income (loss) from continuing operations	204,387	(67,626)
(Loss) from discontinued operations, net of income tax	(10,040)	(131,086)
Net income (loss)	$194,347	$(198,712)

Earnings per share:
Basic and dilutive-Continuing Operations	$0.00	0.00
Basic and dilutive-Discontinued Operations	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	994,619,535	988,069,704

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities:
Net income (loss)	$194,347	$(198,712)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	234,327	321,062
Stock based compensation	34,607	2,000
Changes in assets and liabilities:
Accounts receivable	364,811	1,796,155
Inventory	590,726	(1,263,088)
Deferred tax asset	—	(261,000)
Prepaid expenses	(149,592)	(182,989)
Other assets	18,035	5,871
Accounts payable and accrued expenses	512,254	(325,594)
Customer deposits and deferred revenue	872	(431,381)
Other liabilities	381,162	231,609
Net Cash provided by (used in) Operating Activities	2,181,549	(306,067)

Cash Flows from Investing Activities:
Purchase of property and equipment	(44,875)	(121,999)
Decrease in other assets	—	144,087
Net Cash provided by (used in) Investing Activities	(44,875)	22,088

Cash Flows from Financing Activities:
Proceeds from floor plan financing	10,751,664	7,964,524
Repayments of floor plan financing	(10,271,136)	(6,598,718)
Proceeds from line of credit	—	40,000
Repayments of line of credit	(1,374,333)	(214,000)
Repayments of note and loan payables	(121,665)	(109,782)
Repayments of loans payables – related party	(83,557)	(41,642)
Principal payments under capital lease obligations	(103,384)	(261,641)
Cash overdraft	(175,572)	—
Proceeds from issuance of stock	—	2,000
Net Cash provided by (used in) Financing Activities	(1,377,983)	780,741

Net increase in cash	758,691	496,762
Cash at beginning of period	150,313	850,391
Cash at end of period	$909,004	$1,347,153

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$281,914	$184,098
Income taxes	$170,218	$—

Non-Cash transactions:
Loan payments made through issuance of common stock	$42,426	$—
Vehicles purchased through capital lease	$201,426	$—

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hasco Medical, Inc., formerly BBC Graphics of Palm Beach Inc. was incorporated in May 1999 under the laws of the State of Florida. Through a series of transactions, BBC Graphics of Palm Beach, Inc. (at the time an inactive corporation) became Hasco Medical, Inc. (Hasco).  Concurrently, Hasco Medical, Inc. acquired Southern Medical & Mobility.  In May, 2011, Hasco acquired Mobility Freedom, Inc. and Wheelchair Vans of America.  In November, 2011, Hasco acquired Certified Medical Systems II (Certified Medical).  A more detailed description of these transactions is contained in our 10-K filing with the Securities and Exchange Commission for the period ended December 31, 2013. On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  On September 4, 2013, Hasco Medical, Inc. completed the acquisition of Auto Mobility Sales, Inc. (Auto Mobility).

Services and Products

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom, our March 2012 acquisition of Ride-Away and our September 2013 acquisition of Auto Mobility Sales, our operations are conducted within one major business unit:

•

Modified Mobility Vehicles – conducts sales of handicap accessible vans, parts and services as well as the rental of such vehicles.  This segment consists of Ride-Away Handicap Equipment Corp. which has twelve locations from Maine to Florida, Mobility Freedom Inc. which has five locations in Florida and includes “Wheelchair Vans of America” operating our van rental operations, and Auto Mobility Sales, Inc., which has two (2) locations in Florida.

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

Modified Mobility Vehicles

Ride-Away, Mobility Freedom and Auto Mobility serve individuals with physical limitations that need specialty equipment in order to safely operate their vehicle.  We also provide products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment is paid for directly by a federal or state agency.  For the periods ended March 31, 2014 and 2013, approximately 24% and 13%, respectively, of the Modified Mobility Vehicles segments revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).  Mobility Freedom and Ride-Away are both a VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate.

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

Wheelchair Vans of America specializes in renting conversion vans to disabled individuals, and is located in Orlando, Florida. Our rental operations compliment the retail products we provide through our Mobility Freedom, Auto Mobility Sales and Ride-Away subsidiaries.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2014 and the consolidated statements of operations, and cash flows for the periods ended March 31, 2014 and March 31, 2013 of Hasco Medical Inc. (“Hasco” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the December 31, 2013, Hasco Medical Inc. Annual Report on Form 10-K , which should be read in conjunction with these financial statements.  The results of operations for the period ended March 31, 2014 are not necessarily indicative of the result to be expected for the full year.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition”, and with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.  Revenues consist of the sales of new and used vehicles, sales of parts and automotive services, commissions from finance and insurance products, vehicle rentals, sales of durable medical equipment and home health care services.  The Company recognizes revenue in the period in which products are sold or the services are rendered and only if there is reasonable expectation of collection.  For vehicles, a sale is recorded only when title has transferred and the vehicle has been delivered.  Rebates received from manufacturers are recorded as a reduction of the costs of each vehicle and recognized upon the sale of the vehicle or when earned under a specific manufacturer program.

Rental fees for vehicles are recognized over the course of the rental or service term, with unbilled amounts accrued at period end in cases where the rental term extends beyond the end of a period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time and for the three month periods ended March 31, 2014 and December 31, 2013, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates, at least annually, the rating of the financial institution in which it holds deposits.

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

Earnings Per Share

Earnings per common share are calculated under the provisions of ASC 260. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding if they would be anti-dilutive. There were no stock options which could potentially dilute earnings per share for the periods ended March 31, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted income per share:

	Three Months ended March 31, 2014	Three Months ended March 31, 2013
Numerator:
Net income (loss)	$194,347	$(198,712)

Denominator:
Denominator for basic income per share
(weighted-average shares)	994,619,535	988,069,704

Denominator for dilutive income per share
(adjusted weighted-average)	994,619,535	988,069,704

Basic and diluted income per share from continuing operations	$0.00	$0.00

The number of outstanding shares of our common stock as of March 31, 2014 was 996,938,389.

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2014 (unaudited)%		December 31, 2013%

Trade receivables	$2,566,890	39.5	$2,993,757	43.6
Government receivables	3,926,488	60.5	3,875,268	56.4
	6,493,378	100.0	6,869,025	100.0
Less: allowances for doubtful accounts	(675,509)		(686,345)
Total	$5,817,869		$6,182,680

Trade receivables represent amounts due for van sales, van rentals, and medical supplies that have been delivered or sold. Government receivables represent receivables from the VA and other Government bodies related to van sales and rentals listed above.  The Company does not bill Medicare or Medicaid for any vehicle-related sales or service.

NOTE 3 – INVENTORY

Inventory consists of the following:

	March 31, 2014 (unaudited)	December 31, 2013
Vehicles	$9,864,877	$10,859,361
Equipment and supplies	980,250	1,008,996
Work in Process	574,258	412,829
Inventory reserve	(438,051)	(709,126)
	$10,981,334	$11,572,060

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2014 (unaudited)	December 31, 2013
Building improvements	varies	$899,530	$899,530
Office furniture and equipment	5 years	303,561	303,561
Rental equipment	13-36 months	479,834	434,959
Vehicles	5 years	91,521	91,521
Capitalized leases	Varies	1,777,701	1,576,275
Total		3,552,147	3,305,846
Accumulated depreciation		(1,387,930)	(1,164,634)
Net		$2,164,217	$2,141,212

For the three months ended March 31, 2014 and 2013 depreciation expense amounted to $223,296 and $313,752, respectively of which $0 and $14,410 is included in discontinued operations, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of delivery vehicles (see Note 6 below).

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Estimated Life	March 31, 2014 (unaudited)	December 31, 2013
Goodwill related to acquisition of Mobility Freedom	Indefinite	1,641,303	1,641,303
Goodwill related to acquisition of Ride-Away	Indefinite	1,888,710	1,888,710
Trade name related to acquisition of Mobility Freedom	Indefinite	400,000	400,000
Trade name related to acquisition of Ride-Away	Indefinite	990,000	990,000
Primary market area related to acquisition of Mobility Freedom	Indefinite	280,000	280,000
Primary market area related to acquisition of Ride-Away	Indefinite	470,000	470,000
Goodwill related to acquisition of Auto Mobility Sales	Indefinite	284,213	284,213
Trade name related to acquisition of Auto Mobility Sales	2.32 years	40,000	40,000
Primary market area related to acquisition of Auto Mobility Sales	Indefinite	150,000	150,000
Non-compete agreements area related to acquisition of Auto Mobility Sales	3 years	80,000	80,000
Subtotal		6,224,226	6,224,226
Accumulated amortization		(21,223)	(10,192)
Total		$6,203,003	$6,214,034

For the three months ended March 31, 2014 and 2013 amortization expense was $11,031 and $0, respectively.

NOTE 6 – NOTES PAYABLE AND DEBT

Revolving Line of Credit

On November 1, 2012, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000 with an interest calculation of the prime rate plus 0.25% which reflected an interest rate of 3.50% as of March 31, 2014.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of December 31, 2013.  Payments due are interest only and the interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $928,810 at March 31, 2014 and $2,303,143 at December 31, 2013.

The Company was in compliance with its line of credit covenants at March 31, 2014 and December 31, 2013.

Note Payable – Floor Plan

The Company has a floor plan line of credit with General Electric Credit Corporation with a maximum borrowing capacity of $11,250,000 for Ride-Away, $3,850,000 for Mobility Freedom, and $1,750,000 for Auto Mobility Sales at March 31, 2014.  The borrowing capacity was increased by $5 million on May 20, 2013.  Amounts borrowed for vehicles under this line bear no interest for 60 days and then bear interest at the 90 day LIBOR plus 6.0% for Ride-Away and at the 90 day LIBOR plus 5.5% for Mobility Freedom and Auto Mobility Sales.  The loan balance on the vehicle is due when the vehicle is fully funded or paid by the customer.  If the vehicle is not fully funded or paid within nine months of being purchased by the Company and funded by the floor plan, a graduated percentage of the balance is due with the entire balance due at twelve months. The note is secured by the vehicles financed.  At March 31, 2014 and December 31, 2013, the Company had $12,655,167 and $12,174,639 respectively, outstanding under these lines.  With the discretionary nature of this loan agreement, the Lender or the Company can terminate this agreement with a thirty (30) day written notice at any time.

Subsequent to March 31, 2014, the Company was notified of a default under this floor plan agreement for lack of timeliness of financial statements. This default has been remedied by a “Notice of Covenant Waiver” of such default from the lender.

Installment Debt

Installment debts consist of the following:

	March 31, 2014 (unaudited)	December 31, 2013

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	23,562	25,918

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom	1,753,924	1,785,953

Note Payable to related party, dated May 13, 2011, associated with the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 5% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,545,373	1,618,387

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	18,660	21,785

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences June 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,534,675	2,618,831

Note payable to related party, dated March 1, 2012, issued for the acquisition or Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	310,091	342,143

Promissory Note payable to a related party, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $210,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $3,963	191,265	205,877

Promissory Note payable to a related party, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $140,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $2,642	127,511	133,815

Total debt	6,505,061	6,752,709

Current portion of long-term debt, notes payable	718,278	729,692
Long-term portion	$5,786,783	$6,023,017

NOTE 7 – STOCKHOLDERS’ EQUITY

During quarter ended March 31, 2014, 750,000 shares of common stock valued at $15,000 were issued to key employees as employee compensation and 1,020,414 shares of common stock valued at $19,607 were issued to directors as board compensation.

During quarter ended March 31, 2014, the Company issued 2,032,899 shares of common stock valued at $42,426, in lieu of payments for notes payable-related party.

NOTE 8 – CONTINGENCIES

Company operations involve the handling and disposal of waste and hazardous material within a highly regulated oversight structure.  The Company is subjected to inspections by OSHA and other regulatory bodies.  Management believes that there are no current regulatory claims that would have a material effect on the Company’s financial position or results of operations.

NOTE 9 – INCOME TAXES

Prior to its acquisition in June 2008 by HASCO Holdings, LLC, the Company was an S Corporation.  Beginning in June 2008 the Company’s tax status changed to a C Corporation.  The Company accounts for income taxes under ASC Topic 740: Income Taxes which require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of March 31, 2014 and 2013, the Company had net loss carry forwards available to reduce its future federal taxable income of approximately $0 and $1,263,000, respectively. These loss carryovers, if unused, expire through 2030. These losses may be subject to limitation under Internal Revenue Code Section 382 in the event of a more than 50% owner shift.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for income for continuing operations for the periods ended March 31, 2014 and 2013:

	For The Three Months Ended March 31,
	2014	2013
Expected federal income tax expense (34%)	$127,184	$(34,000)
State tax expense, net of federal tax effect	23,427	(4,000)
Other	19,607	—
	170,218	(38,000)
Change in valuation allowance	—	(223,000)
Net income tax expense(benefit)	170,218	(261,000)

NOTE 10 – SEGMENT REPORTING

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

NOTE 11 – SUBSEQUENT EVENTS

In April 2014, 666,667 shares of common stock valued at $10,000 were issued to a key employee as employee compensation.

NOTE 12 – ACQUISITIONS AND PROFORMA FINANCIAL INFORMATION

Auto Mobility Sales Acquisition

The following table summarized the impact of the acquisition as if the acquisition date were January 1, 2013.

Hasco Medical, Inc. and Subsidiaries

Consolidated Pro Forma Statements of Operations

For the three months ended March 31, 2013

(unaudited)

March 31, 2013
Revenues, net	$16,971,050
Cost of sales	12,910,141
Gross Profit	4,060,909

Operating expenses:
Selling and marketing	917,500
General and administrative	2,977,496
Depreciation and amortization	319,974
Total operating expenses	4,214,970

(Loss) from operations	(154,061)

Other income (expense)	(144,385)

(Loss) from operations before income taxes	(298,446)

Benefit for income taxes	(261,000)

(Loss) from continued operations	(37,446)

(Loss) from discontinued operations, net of tax	(131,086)

Net (loss)	$(168,532)

Earnings per share:
Basic and dilutive	$0.00

Weighted average shares outstanding
Basic and dilutive	988,069,704

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The results of operations presented on a historical comparative basis require consideration in the nature of the change in business activity and the acquisition of business entity in 2013.  Any such comparison requires a careful examination of the change in the nature of the Company’s business activity in conjunction with numerical comparisons of quarter-to-quarter results.

The following table provides an overview of certain key factors of our results of continuing operations for the quarter ended March 31, 2014 as compared to March 31, 2013:

	Quarter Ended March 31,
	2014	2013
Net revenues	$20,685,603	$14,955,488
Cost of sales	15,425,817	11,415,351
Operating expenses:
Selling and marketing	953,798	917,500
General and administrative	3,415,207	2,486,904
Amortization and depreciation	234,327	319,974
Total operating expenses	4,603,332	3,724,378
Income (loss) from operations	656,454	(184,241)
Total other income (expense)	(281,849)	(144,385)
Provision for (benefit from) income taxes	170,218	(261,000)
Income (loss) from continuing operations	204,387	(67,626)
(Loss) from discontinued operations	(10,040)	(131,086)
Net Income	$194,347	$(198,712)

Other Key Indicators:

	Quarter Ended March 31,
	2014	2013
Cost of sales as a percentage of revenues	74.6%	76.3%
Gross profit margin	25.4%	23.7%
General and administrative expenses as a percentage of revenues	16.5%	16.6%
Total operating expenses as a percentage of revenues	22.3%	24.9%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Quarter ended March 31,
	2014	2013
Product Sales	$16,588,280	$11,855,547
Rental Revenue	245,005	273,395
Service and other	3,852,318	2,826,546
Total Net Revenues	$20,685,603	$14,955,488

Three Months ended March 31, 2014 and 2013

Net Revenues

For the quarter ended March 31, 2014, we reported revenues of $20,685,603 as compared to revenues of $14,955,488 for the quarter ended March 31, 2013, an increase of $5,730,115 or approximately 38.3%.  The increase is due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.

Product sales for the quarters ended March 31, 2014 and 2013 amounted to $16,588,280 and $11,855,547, respectively, an increase of $4,732,733 or 39.9%.  Rental revenue for the quarters ended March 31, 2014 and 2013 amounted to $245,005 and $273,395, respectively, a decrease of $28,390 or 10.4%.  Service and other revenue for the quarters ended March 31, 2014 and 2013 amounted to $3,852,318 and $2,826,546, respectively, an increase of $1,025,772 or 36.3%.  These increases were due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.  We do not anticipate any significant price increases in 2014.  Product sales comprise approximately 80.2% of the Company’s sales for the quarter ended March 31, 2014 compared to 78.9% in the same period of 2013.

Cost of Sales

Our cost of sales consists of products purchased for resale, and service parts and labor.  For the quarter ended March 31, 2014, cost of sales was $15,425,817, or approximately 74.6% of revenues, compared to $11,415,351, or approximately 76.3% of revenues, for the quarter ended March 31, 2013. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the increase in revenue.

We have a single vendor that represents 56% of our purchases.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage increased to 25.4% for the quarter ended March 31, 2014 from 23.7 % for the quarter ended March 31, 2013 due to the greater buying power and utilization of capacity in service.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 22.3% for the quarter ended March 31, 2014 from 24.9% for the quarter ended March 31, 2013.  These changes include:

Selling and Marketing Expense.  For the quarter ended March 31, 2014, selling and marketing costs were $953,798 and $917,500 for the quarter ended March 31, 2013. The increase was due to the increase in marketing, advertising and print advertising programs initiatives, primarily in the modified mobility vehicle operations.

General and Administrative Expense.  For the quarter ended March 31, 2014, general and administrative expenses were $3,415,207 as compared to $2,486,904 for the quarter ended March 31, 2013, an increase of $928,303. The increase is due to the additional rent and professional fees associated with the acquisition of business entities in 2013, additional personnel associated with the acquisition of Auto Mobility Sales, and additions of staff in the accounting and sales departments as well as fully staffing the locations with management personnel.

Depreciation and Amortization Expense.  For the quarter ended March 31, 2014, depreciation and amortization expense amounted to $234,327 as compared to $319,974 for the quarter ended March 31, 2013, a decrease of $85,647.  This decrease is due to the reduction in leased vehicles and retirement of assets.

Income (Loss) From Operations

We reported income from continuing operations of $374,605 for the quarter ended March 31, 2014 as compared to a net loss from continuing operations of $(328,626) for the quarter ended March 31, 2013.

Other income (Expense)

Other Income (Expense) for the quarter ended March 31, 2014 amounted to $(281,849) compared to $(144,385) for the quarter ended March 31, 2013.  Other income and expense consists of Other Income and Interest Expense.

Other Income consists primarily of discounts earned and totaled $20,989 for the quarter ended March 31, 2014 and $49,192 for the quarter ended March 31, 2013.  The decrease is due to additional discounts earned in 2013 with the acquisition of the Ride-Away subsidiary.

Interest expense for the quarter ended March 31, 2014 amounted to $302,838 as compared to $193,577 for the quarter ended March 31, 2013, an increase of $109,261.   This increase is due to the additional debt and capital lease obligations the Company has incurred in the acquisition of the Auto Mobility subsidiary and the increase in volume on the GE floor plan agreement.

Net Income (Loss)

Our net income was $194,347 for the quarter ended March 31, 2014 compared to net loss of $(198,712) for the quarter ended March 31, 2013.

ASSETS AND LIABILITIES

Assets were $27,879,165 as of March 31, 2014.  Assets consisted of cash of $909,004, accounts receivable of $5,817,869, inventory of $10,981,334, prepaid expense of $654,411, short-term deferred tax asset of $413,193, long-term deferred tax asset of $149,204, property and equipment of $2,164,217, intangible assets of $6,203,003, and other non-current assets of $586,930.  Liabilities were $24,997,912 as of March 31, 2014.  Liabilities consisted primarily of accounts payable and accrued expenses of $2,361,956, customer deposits and deferred revenue of $389,305, line of credit of $928,810, notes payable – floor plan of $12,655,167, obligation under capital leases short term of $321,712, current portion of notes payable of $382,966, related party short-term notes payable of $335,312, other current liabilities of 875,085, obligation under capital leases long term of $960,816, long-term notes payable of $3,947,856, related party long-term notes payable of $1,838,927.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $2,881,253 as of March 31, 2014.  Stockholder’s equity consisted primarily of shares issued for acquisitions, fundraising, employee compensation, and settlement of services totaling $7,739,223, offset primarily by the deficit accumulated of $4,857,970 at March 31, 2014.

Liquidity and Capital Resources

General – Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons

	March 31, 2014	December 31, 2013	$ Change	% Change
Working capital surplus	$525,498	$341,302	$184,196	54.0

Cash	909,004	150,313	758,691	504.7
Accounts receivable, net	5,817,869	6,182,680	(364,811)	(5.9)
Inventory	10,981,334	11,572,060	(590,726)	(5.1)
Total current assets	$18,775,811	$18,823,065	$(47,254)	(0.3)
Property and equipment, net	2,164,217	2,141,212	23,005	1.1
Intangible assets, net	6,203,003	6,214,034	(11,031)	(0.2)
Total assets	$27,879,165	$27,932,480	$(53,315)	(0.2)

Accounts payable and accrued liabilities	$2,361,956	$1,849,702	$512,254	27.7
Cash overdraft	—	175,572	(175,572)	(100.0)
Customer deposits and deferred revenue	389,305	388,433	872.2
Line of credit	928,810	2,303,143	(1,374,333)	(59.7)
Note Payable – Floor Plan	12,655,167	12,174,639	480,528	3.9
Current portion of capital leases	321,712	366,658	(44,946)	(12.3)
Notes payable-current	382,966	376,685	6,281	1.7
Notes payable, related party-current	335,312	353,008	(17,696)	(5.0)
Total current liabilities	$18,250,313	$18,481,763	$(231,450)	(1.3)
Capital lease obligations	960,816	817,828	142,988	17.5
Notes payable-long term	3,947,856	4,075,802	(127,946)	(3.1)
Notes payable, related party-long term	1,838,927	1,947,214	(108,287)	(5.6)
Total liabilities	$24,997,912	$25,322,607	$(324,695)	(1.3)
Accumulated deficit	(4,857,970)	(5,052,317)	193,347	(3.9)
Stockholders’ equity	$2,881,253	$2,609,873	$271,380	10.4

Overall, we had an increase in cash of $758,691 in the quarter ending March 31, 2014 resulting from cash provided by operating activities of $2,181,549, offset partially by cash used in investing activities of $44,875, and cash used in financing activities of $1,377,983.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
	2014	2013
Cash at beginning of period	$150,313	$850,391
Net cash provided by (used in) operating activities	2,181,549	(306,067)
Net cash provided by (used in) investing activities	(44,875)	22,088
Net cash provided by (used in) financing activities	(1,377,983)	780,741
Cash at end of period	$909,004	$1,347,153

Net cash provided by operating activities was $2,181,549 for the three months ended March 31, 2014. For the three months ended March 31, 2014, we had net income of $194,347, non-cash items such as depreciation and amortization expense of $234,327 and stock-based compensation of $34,607, and the changes in operating assets and liabilities of $1,353,457.  The changes in operating assets and liabilities were primarily due to decreases in inventory of $590,726, accounts payable and accrued expenses of $512,254, customer deposits and deferred revenue of $872, other current liabilities of $381,152, other assets of $18,035, and accounts receivable of $364,811, offset partially by the increases in prepaid expenses of $149,592.

The decrease in net cash used in operating activities was $(306,067) for the quarter ended March 31, 2013 was primarily due to a net loss of $198,712, and the changes in operating assets and liabilities of $430,417, offset partially by depreciation and amortization expense of $321,062, and stock based compensation of $2,000. The changes in operating assets and liabilities were primarily due to increases in other current liabilities of $231,609, inventory of $1,263,088, and customer deposits and deferred revenue of $431,381, offset partially by the decreases in, accounts receivable of $1,796,155, and other assets of $5,871, deferred tax asset of $261,000, prepaid expenses of $182,989, accounts payable and accrued expenses of $325,594.

Net cash used in investing activities for the quarter ended March 31, 2014 was $44,875 as compared to net cash provided by investing activities of $22,088 for the quarter ended March 31, 2013. During the quarter ended March 31, 2014, cash was used for the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2014 was $1,377,983. This consisted of net draws and repayments on our floor plan of $480,528, net draws and repayments on our line of credit of $1,374,333, repayments on our notes payable of $121,665, principal payments under capital lease obligations of $103,384, repayments of related party notes payable of $83,557, and a cash overdraft of $175,572.

Net cash provided by financing activities for the quarter ended March 31, 2013 was $780,741. This consisted of net draws and repayments on our floor plan of $1,365,806, offset partially by net draws and repayments on our lines of credit of $174,000, repayments on our notes payable of $109,782, repayments of related party notes payable of $41,642, and principal payments under capital lease obligations of $261,641 and proceed for issuance of stock of $2,000.

At March 31, 2014 we had a working capital surplus (current assets in excess of current liabilities) of $525,498 and accumulated deficit of $(4,857,970).

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

Vehicle Floorplans and Lines of Credit – Vehicle floorplans and line of credit reflect the amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with our corresponding manufacturers.  Changes in our vehicle floorplan and credit lines are reported in the financing cash flow section.  Below is a listing of our gross usage and payments on the company’s floorplan and credit lines for the quarter ended March 31, 2014 and 2013:

For the quarter ended March 31, 2014:

Facility	Additions	Payments	Net Usage Increase (decrease)
Floor plan	$10,751,664	$10,271,138	$480,528
Line of credit	—	1,374,333	(1,374,333)
Total	$10,751,664	$11,645,471	$(893,807)

For the quarter ended March 31, 2013:

Facility	Additions	Payments	Net Usage Increase (decrease)
Floor plan	$7,964,524	$6,598,718	$1,365,806
Line of credit	40,000	214,000	(174,000)
Total	$8,004,524	$6,812,718	$1,191,806

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

With respect to the fiscal period ending March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the period ending March 31, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Hasco Medical, Inc.

By: /s/ Hal Compton, Jr.
August 19, 2014	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Shane Jorgenson
August 19, 2014	Shane Jorgenson
Chief Financial Officer, principal financial and accounting officer