Form 10-Q
period 2014-06-30
HASCO Medical, Inc.
filed 2014-09-02
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

or

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

999,761,516 shares of common stock were issued and outstanding as of August 28, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30,
	2014	December 31,
	(unaudited)	2013
Assets
Current assets
Cash	$550,507	$150,313
Accounts receivable, net of allowance for doubtful accounts of $671,320 and $686,345, respectively	7,300,778	6,182,680
Inventory, net	13,382,571	11,572,060
Deferred tax asset, short term	402,475	413,193
Current portion of note receivable	23,329	—
Prepaid expenses and other current assets	597,472	504,819
Total current assets	22,257,132	18,823,065

Property & equipment, net of accumulated depreciation of $1,685,908 and $1,164,634, respectively	2,217,218	2,141,212
Intangible assets, net of accumulated depreciation of $32,254 and $10,192, respectively	6,191,972	6,214,034
Deferred tax asset, long term	149,204	149,204
Note receivable, net of current portion	101,289	—
Other non-current assets	576,609	604,965
Total Assets	$31,493,424	$27,932,480

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,748,078	$1,849,702
Cash overdraft	97,196	175,572
Customer deposits and deferred revenue	384,187	388,433
Line of credit	2,045,025	2,303,143
Note payable - floor plan	13,824,838	12,174,639
Obligation under capital leases	419,900	366,658
Current portion of notes payable	386,148	376,685
Current portion note payable, related party	349,410	353,008
Other current liabilities	1,294,860	493,923
Total current liabilities	21,549,642	18,481,763

Obligation under capital leases, net of current portion	1,129,758	817,828
Notes payable, net of current portion	3,883,142	4,075,802
Notes payable to related party, net of current portion	1,768,375	1,947,214
Total liabilities	28,330,917	25,322,607

Stockholders’ Equity
Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized; and 998,178,741 and 993,134,076 shares issued and outstanding, respectively	998,179	993,134
Additional paid-in capital	6,762,045	6,669,056
Accumulated deficit	(4,597,717)	(5,052,317)
Total stockholders’ equity	3,162,507	2,609,873

Total Liabilities and Stockholders’ Equity	$31,493,424	$27,932,480

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,
	2014	2013

Product sales	$19,656,944	$14,806,794
Rental revenue	312,593	273,133
Service and other	4,022,638	3,630,397
Total net revenues	23,992,175	18,710,324

Cost of sales	18,869,736	14,373,055

Gross profit	5,122,439	4,337,269

Operating expenses:
Selling and marketing	1,017,177	1,091,839
General and administrative	3,329,271	2,571,446
Amortization and depreciation	287,855	274,822
Total operating expenses	4,634,303	3,938,107

Income from operations	488,136	399,162

Other income (expense)
Other income	54,996	131,876
Interest expense	(248,549)	(175,817)
Total other income (expense)	(193,553)	(43,941)

Income from continuing operations before income taxes	294,583	355,221

Provision for income taxes	88,557	17,012

Income from continuing operations	206,026	338,209

Gain (loss) from discontinued operations, net of income tax	54,227	(87,527)

Net income	260,253	250,682

Earnings per share:
Basic and dilutive-continuing operations	$0.00	$0.00
Basic and dilutive-discontinued operations	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	997,706,194	988,278,663

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Six Months Ended June 30,
	2014	2013

Product sales	$36,113,894	$26,662,233
Rental revenue	557,598	547,201
Service and other	7,874,956	6,456,400
Total net revenues	44,546,448	33,665,834

Cost of sales	34,194,764	25,890,537

Gross profit	10,351,684	7,775,297

Operating expenses:
Selling and marketing	1,970,701	2,009,339
General and administrative	6,681,031	5,058,349
Amortization and depreciation	561,588	574,164
Total operating expenses	9,213,320	7,641,852

Income from operations	1,138,364	133,445

Other income (expense)
Other income	37,156	262,566
Interest expense	(520,632)	(369,394)
Total other income (expense)	(483,476)	(106,828)

Income from continuing operations before income taxes	654,888	26,617

Provision for (benefit from) income taxes	258,966	(194,175)

Income from continuing operations	395,922	220,792

Gain (loss) from discontinued operations, net of income tax	58,678	(168,801)

Net income	454,600	51,991

Earnings per share:
Basic and dilutive-continuing operations	$0.00	$0.00
Basic and dilutive-discontinued operations	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	997,324,412	988,003,408

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash Flows from operating activities:
Net income	$454,600	$51,991
Adjustment to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	561,892	607,269
Stock based compensation	53,608	4,000
Loss on disposal of property and equipment	14,723	—
Gain on disposition of subsidiary	(93,859)	—
Deferred tax asset	10,718	(297,633)
Changes in assets and liabilities:
Accounts receivable	(1,118,098)	1,043,274
Inventory	(1,842,741)	(623,205)
Prepaid expenses	(92,653)	(392,921)
Other assets	28,356	14,282
Accounts payable and accrued expenses	898,376	410,318
Customer deposits and deferred revenue	(4,246)	(370,805)
Other liabilities	800,412	342,852
Net cash provided by (used in) operating activities	(328,912)	789,422

Cash Flows from investing activities:
Purchase of property and equipment	(84,902)	(125,009)
Proceeds from disposition of assets	—	144,437
Proceeds from sale of property and equipment	—	1,900
Net cash provided by (used in) investing activities	(84,902)	21,328

Cash Flows from financing activities:
Proceeds from floor plan financing	25,938,133	16,151,600
Repayments of floor plan financing	(24,287,934)	(13,193,685)
Proceeds from line of credit	1,195,614	540,000
Repayments of line of credit	(1,453,732)	(3,350,190)
Repayments of note and loan payables	(183,197)	(250,569)
Repayments of loans payables – related party	(140,011)	(83,749)
Principal payments under capital lease obligations	(178,489)	(408,298)
Cash overdraft	(78,376)	—
Proceeds from issuance of common stock	2,000	2,000
Net cash provided by (used in) financing activities	814,008	(592,891)

Net increase in cash	400,194	217,859
Cash at beginning of period	150,313	850,391
Cash at end of period	$550,507	$1,068,250

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$520,632	$344,362

Non-Cash transactions:
Loan payments made through issuance of common stock	$41,366	$—
Note receivable from sale of business entity	$124,618	$—
Vehicles purchased through capital lease	$302,928	$811,031

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hasco Medical, Inc., formerly BBC Graphics of Palm Beach Inc., was incorporated in May 1999 under the laws of the State of Florida. Through a series of transactions, BBC Graphics of Palm Beach, Inc. (at the time an inactive corporation) became Hasco Medical, Inc. (Hasco).  Concurrently, Hasco Medical, Inc. acquired Southern Medical & Mobility.  In May, 2011, Hasco acquired Mobility Freedom, Inc. and Wheelchair Vans of America.  In November, 2011, Hasco acquired Certified Medical Systems II (Certified Medical).  A more detailed description of these transactions is contained in our 10-K filing with the Securities and Exchange Commission for the period ended December 31, 2013. On June 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  On September 4, 2013, Hasco Medical, Inc. completed the acquisition of Auto Mobility Sales, Inc. (Auto Mobility).

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

Modified Mobility Vehicles

Ride-Away, Mobility Freedom and Auto Mobility serve individuals with physical limitations that need specialty equipment in order to safely operate their vehicle.  We also provide products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment is paid for directly by a federal or state agency.  For the periods ended June 30, 2014 and 2013, approximately 27% and 20%, respectively, of the Modified Mobility Vehicles segments revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).  Mobility Freedom and Ride-Away are both a VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate.

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

During the second quarter of 2014, the Company initiated a plan to sell the division of Certified Medical Systems II, Inc. These operations were originally reported in the home health care segment. The Company assessed the fair value of the operations at the time of the disposition and sale of the entity.  Management has also determined that the amount of assets continued to be realized is immaterial and therefore not separately disclosed.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2014 and the consolidated statements of operations, and cash flows for the three and six month periods ended June 30, 2014 and June 30, 2013 of Hasco Medical Inc. (“Hasco” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the December 31, 2013, Hasco Medical Inc. Annual Report on Form 10-K , which should be read in conjunction with these financial statements.  The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the result to be expected for the full year.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated entities are:

•	Hasco Holdings, Inc.;
•	Southern Medical & Mobility, Inc.; (discontinued operations)
•	Mobility Freedom, Inc.;
•	Ride Away Handicapped Equipment, Inc.;
•	Auto Mobility Sales, Inc.;
•	Certified Medical Systems II, Inc.; (discontinued operations) and
•	Certified Medical Auto Division, Inc. (inactive).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time and for the three month periods ended June 30, 2014 and December 31, 2013, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates, at least annually, the rating of the financial institution in which it holds deposits.

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

Earnings Per Share

Earnings per common share are calculated under the provisions of ASC 260. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding if they would be anti-dilutive. There were no stock options which could potentially dilute earnings per share for the periods ended June 30, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted income per share:

	For The Six Months ended June 30,		For The Three Months ended June 30,
	2014	2013	2014	2013

Net income	$454,600	$51,991	$260,253	$250,682

Basic weighted average outstanding shares of common stock	997,324,412	988,003,408	997,706,194	988,278,663
Diluted weighted average common stock	997,324,412	988,003,408	997,706,194	988,278,663

Earnings per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The number of outstanding shares of our common stock as of June 30, 2014 was 998,178,741.

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2014 (unaudited)%		December 31, 2013%

Trade receivables	$2,562,639	32.1	$2,993,757	43.6
Government receivables	5,409,459	67.9	3,875,268	56.4
	7,972,098	100.0	6,869,025	100.0
Less: allowances for doubtful accounts	(671,320)		(686,345)
Total	$7,300,778		$6,182,680

Trade receivables represent amounts due for van sales, van rentals, and medical supplies that have been delivered or sold. Government receivables represent receivables from the VA and other Government bodies related to van sales and rentals listed above.  The Company does not bill Medicare or Medicaid for any vehicle-related sales or service.

NOTE 3 – INVENTORY

Inventory consists of the following:

	June 30, 2014 (unaudited)	December 31, 2013
Vehicles	$12,429,826	$10,859,361
Equipment and supplies	932,739	1,008,996
Work in Process	490,255	412,829
Inventory reserve	(470,249)	(709,126)
	$13,382,571	$11,572,060

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		June 30,
	Estimated	2014	December 31,
	Life	(unaudited)	2013
Building improvements	varies	$940,594	$899,530
Office furniture and equipment	5 years	304,519	303,561
Rental equipment	13-36 months	449,598	434,959
Vehicles	5 years	88,477	91,521
Capitalized leases	Varies	2,119,938	1,576,275
Total		3,903,126	3,305,846
Accumulated depreciation		(1,685,908)	(1,164,634)
Net		$2,217,218	$2,141,212

For the three and six months ended June 30, 2014 and 2013 depreciation expense amounted to $276,824 and $274,822, and $539,526 and $607,249, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of delivery vehicles (see Note 6 below).

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

		June 30,
	Estimated	2014	December 31,
	Life	(unaudited)	2013
Goodwill related to acquisition of Mobility Freedom	Indefinite	1,641,303	1,641,303
Goodwill related to acquisition of Ride-Away	Indefinite	1,888,710	1,888,710
Trade name related to acquisition of Mobility Freedom	Indefinite	400,000	400,000
Trade name related to acquisition of Ride-Away	Indefinite	990,000	990,000
Primary market area related to acquisition of Mobility Freedom	Indefinite	280,000	280,000
Primary market area related to acquisition of Ride-Away	Indefinite	470,000	470,000
Goodwill related to acquisition of Auto Mobility Sales	Indefinite	284,213	284,213
Trade name related to acquisition of Auto Mobility Sales	2.32 years	40,000	40,000
Primary market area related to acquisition of Auto Mobility Sales	Indefinite	150,000	150,000
Non-compete agreements area related to acquisition of Auto Mobility Sales	3 years	80,000	80,000
Subtotal		6,224,226	6,224,226
Accumulated amortization		(32,254)	(10,192)
Total		$6,191,972	$6,214,034

For the three and six months ended June 30, 2014 and 2013 amortization expense was $11,031 and $0, and $22,062 and $0, respectively.

NOTE 6 – NOTES PAYABLE AND DEBT

Revolving Line of Credit

On November 1, 2012, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000 with an interest calculation of the prime rate plus 0.25% which reflected an interest rate of 3.50% as of June 30, 2014.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of December 31, 2013.  Payments due are interest only and the interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $2,045,025 at June 30, 2014 and $2,303,143 at December 31, 2013.

Subsequent to June 30, 2014, the Company was notified of a default under this credit agreement for lack of timeliness of financial statements. This default has been remedied by a “Notice of Covenant Waiver” of such default from the lender.

Note Payable – Floor Plan

The Company has a floor plan line of credit with General Electric Credit Corporation with a maximum borrowing capacity of $11,250,000 for Ride-Away, $3,850,000 for Mobility Freedom, and $1,750,000 for Auto Mobility Sales at June 30, 2014.  The borrowing capacity was increased by $5 million on May 20, 2013.  Amounts borrowed for vehicles under this line bear no interest for 60 days and then bear interest at the 90 day LIBOR plus 6.0% for Ride-Away and at the 90 day LIBOR plus 5.5% for Mobility Freedom and Auto Mobility Sales  The loan balance on the vehicle is due when the vehicle is fully funded or paid by the customer.  If the vehicle is not fully funded or paid within nine months of being purchased by the Company and funded by the floor plan, a graduated percentage of the balance is due with the entire balance due at twelve months. The note is secured by the vehicles financed.  At June 30, 2014 and December 31, 2013, the Company had $13,824,838 and $12,174,639 respectively, outstanding under these lines. With the discretionary nature of this loan agreement, the Lender or the Company can terminate this agreement with a thirty (30) day written notice at any time.

Subsequent to June 30, 2014, the Company was notified of a default under this floor plan agreement for lack of timeliness of financial statements. This default has been remedied by a “Notice of Covenant Waiver” of such default from the lender.

Installment Debt

Installment debts consist of the following:

	June 30, 2014 (unaudited)	December 31, 2013 (audited)

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	21,991	25,918

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom	1,737,669	1,785,953

Note Payable to related party, dated May 13, 2011, associated with the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 5% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,515,763	1,618,387

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	18,660	21,785

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences June 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,490,970	2,618,831

Note payable to related party, dated March 1, 2012, issued for the acquisition or Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	293,821	342,143

Promissory Note payable to a related party, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $210,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $3,963	184,921	205,877

Promissory Note payable to a related party, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $140,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $2,642	123,280	133,815

Total debt	6,387,075	6,752,709

Current portion of long-term debt, notes payable	735,558	729,693
Long-term portion	$5,651,517	$6,023,016

NOTE 7 – STOCKHOLDERS’ EQUITY

During quarter ended June 30, 2014, the Company sold 100,000 shares of common stock for proceeds of $2,000.

During the six months ended June 30, 2014, 1,416,667 shares of common stock valued at $25,000 were issued to key employees as employee compensation and 1,494,099 shares of common stock valued at $28,606 were issued to directors as board compensation.

During the six months ended June 30, 2014, the Company issued 2,032,899 shares of common stock valued at $41,366, in lieu of payments for notes payable-related party.

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

As of June 30, 2014 and 2013, the Company had no loss carry forwards available to reduce its future federal taxable.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for income for continuing operations for the six months ended June 30, 2014 and 2013:

	For The Six Months Ended June 30,
	2014	2013
Expected federal income tax expense (34%)	$218,412	$9,049
State tax expense, net of federal tax effect	23,944	19,776
Other	27,328	—
Deferred taxes	(10,718)	—
	258,966	28,825
Change in valuation allowance	—	(223,000)
Net income tax expense (benefit)	258,966	(194,175)

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

NOTE 11 – DIVESTITURE OF CERTIFIED MEDICAL

On June 30, 2014 the Company entered into an agreement with a related party and completed the sale of its Certified Medical business segment in exchange for a note receivable in the amount of $124,618.  In connection with the sale, the Company recognized a gain of $92,653.  In accordance with ASC 205-20, the results of operations for the Certified Medical business segment through June 30, 2014, and for all applicable prior periods, are reported as discontinued operations.   For the three months and six months ended June 30, 2014, Certified Medical reported income of $38,731 and $53,031 respectively.

Concurrent with the sale of its Certified Medical business segment, the Company and the buyer entered into a transition services agreement pursuant to which each of the parties will provide certain transitional, administrative, and support services to the other party for a period up to six months, which may be extended upon mutual agreement. Such services provided to the buyer by the Company will be recorded as contra-expense since the Company will be reimbursed for the service cost incurred. Activity associated with transitional service is not considered significant relative to the condensed consolidated financial statements of the Company.

NOTE 12 – ACQUISITIONS AND PROFORMA FINANCIAL INFORMATION

Auto Mobility Sales Acquisition

The following table summarized the impact of the acquisition as if the acquisition date were January 1, 2013.

Hasco Medical, Inc. and Subsidiaries

Consolidated Pro Forma Statements of Operations

For the six months ended June 30, 2013

(unaudited)

6/30/2013
Revenues, net	$38,132,796
Cost of sales	29,406,955
Gross Profit	8,725,841

Operating expenses:
Selling and marketing	2,313,792
General and administrative	5,699,052
Depreciation and amortization	576,404
Total operating expenses	8,589,248

Income from operations	136,593

Other income (expense), net	(64,954)

Income from operations before income taxes	71,639

Benefit for income taxes	(194,175)

Income from continued operations	265,814

(Loss) from discontinued operations, net of tax	(168,801)

Net income	$97,013

Earnings per share:
Basic and dilutive	$0.00

Weighted average shares outstanding
Basic and dilutive	988,069,704

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

The following table provides an overview of certain key factors of our results of continuing operations for the three months ended June 30, 2014 as compared to June 30, 2013:

	Three Months Ended June 30,
	2014	2013
Net revenues	$23,992,175	$18,710,324
Cost of sales	18,869,736	14,373,055
Operating expenses:
Selling and marketing	1,017,177	1,091,839
General and administrative	3,329,271	2,571,446
Amortization and depreciation	287,855	274,822
Total operating expenses	4,634,303	3,938,107
Income from operations	488,136	399,162
Total other income	(193,553)	(43,941)
Provision for income taxes	88,557	17,012
Net income from continuing operations	$206,026	$338,209

Other Key Indicators:

	Three Months Ended June 30,
	2014	2013
Cost of sales as a percentage of revenues	78.6%	76.8%
Gross profit margin	21.4%	23.2%
General and administrative expenses as a percentage of revenues	13.9%	13.7%
Total operating expenses as a percentage of revenues	19.3%	21.0%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three Months ended June 30,
	2014	2013
Product Sales	$19,656,944	$14,806,794
Rental Revenue	312,593	273,133
Service and other	4,022,638	3,630,397
Total Net Revenues	$23,992,175	$18,710,324

Three Months ended June 30, 2014 and 2013

Net Revenues

For the three months ended June 30, 2014, we reported revenues of $23,992,175 as compared to revenues of $18,710,324 for the three months ended June 30, 2013, an increase of $5,281,851 or approximately 28.2%.  The increase is due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.

Product sales for the three months ended June 30, 2014 and 2013 amounted to $19,656,944 and $14,806,794, respectively, an increase of $4,850,150 or 32.8%.  Rental revenue for the three months ended June 30, 2014 and 2013 amounted to $312,593 and $273,133, respectively, an increase of $39,460 or 14.4%.  Service and other revenue for the three months ended June 30, 2014 and 2013 amounted to $4,022,638 and $3,630,397, respectively, an increase of $392,241 or 10.8%.  These increases were due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.  We do not anticipate any significant price increases in 2014.

Product sales comprise approximately 81.9% of the Company’s sales for the three months ended June 30, 2014 compared to 79.1% in the same period of 2013.

Cost of Sales

Our cost of sales consists of products purchased for resale, and service parts and labor. For the three months ended June 30, 2014, cost of sales was $18,869,736, or approximately 78.6% of revenues, compared to $14,373,055, or approximately 76.8% of revenues, for the three months ended June 30, 2013. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the increase in revenue.

We have a single vendor that represents 52% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage decreased to 21.4% for the three months ended June 30, 2014 from 23.2 % for the three months ended June 30, 2013 due to more competitive pricing in the market place.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 19.4% for the three months ended June 30, 2014 from 21.0% for the three months ended June 30, 2013.  These changes include:

Selling and Marketing Expense. For the three months ended June 30, 2014, selling and marketing costs were $1,017,177 and $1,091,839 for the three months ended June 30, 2013. The decrease was due to the decrease in marketing, advertising and print advertising programs initiatives, primarily in the Modified Mobility Vehicle operations.

General and Administrative Expense. For the three months ended June 30, 2014, general and administrative expenses were $3,329,271 as compared to $2,571,446 for the three months ended June 30, 2013, an increase of $757,825. The increase is due to the additional rent and professional fees associated with the acquisition of business entities in 2013, additional personnel associated with the acquisition of Auto Mobility Sales, and additions of staff in the accounting and sales departments as well as fully staffing the locations with management and sales personnel.  The Company also incurred several one-time, non-recurring expenses that amounted to approximately $110,000 for the quarter ended June 30, 2014.

Depreciation and Amortization Expense. For the three months ended June 30, 2014, depreciation and amortization expense amounted to $287,855 as compared to $274,822 for the three months ended June 30, 2013, an increase of $13,033.  This increase is due to the additions to leased vehicles.

Income from Continuing Operations

We reported income from continuing operations of $206,026 for the three months ended June 30, 2014 as compared to income from continuing operations of $338,209 for the three months ended June 30, 2013.

Other Income (Expense)

Other Income (Expense) for the three months ended June 30, 2014 amounted to $(193,553) compared to $(43,941) for the three months ended June 30, 2013.   This increase in expense is due to a higher volume of floor plan activity and a larger leased fleet for rental sales. Other income and expense consists of Other Income and Interest Expense.

Other Income consists primarily of discounts earned and totaled $54,996 for the three months ended June 30, 2014 and $131,876 for the three months ended June 30, 2013.  The decrease is due to less volume discounts earned for the three months.

Interest expense for the three months ended June 30, 2014 amounted to $(248,549) as compared to $(175,817) for the three months ended June 30, 2013, a increase of $72,732.  This increase is due to the additional debt and capital lease obligations the Company has incurred in the acquisition of the Auto Mobility subsidiary and the increase in volume on the GE floor plan agreement.

Net Income

Our net income was $260,253 for the three months ended June 30, 2014 compared to net income of $250,682 for the three months ended June 30, 2013.

Assets and Liabilities

Assets were $31,493,424 as of June 30, 2014.  Assets consisted of cash of $550,507, accounts receivable of $7,300,778, inventory of $13,382,571, current portion of notes receivable of $23,329, prepaid expense of $597,472, short-term deferred tax asset of $402,475, long-term deferred tax asset of $149,204, property and equipment of $2,217,218, intangible assets of $6,191,972, long term notes receivable of $101,289, and other non-current assets of $576,609.  Liabilities were $28,330,917 as of June 30, 2014.  Liabilities consisted primarily of accounts payable of $2,748,078, cash overdraft of $97,196, customer deposits and deferred revenue of $384,187, line of credit of $2,045,025, notes payable – floor plan of $13,824,838, obligation under capital leases short term of $419,900, current portion of notes payable of $386,148, related party short-term notes payable of $349,410, long-term capital leases of $1,129,758, long-term notes payable of $3,883,142, related party long-term notes payable of $1,768,375, and other current liabilities of $1,294,860.

Stockholders’ Equity

Stockholders’ equity was $3,162,507 as of June 30, 2014.  Stockholder’s equity consisted primarily of shares issued for acquisitions, fundraising, employee compensation, and settlement of services totaling $7,760,224, offset primarily by the deficit of $4,597,717 at June 30, 2014.

The results of operations presented on a historical comparative basis require consideration in the nature of the change in business activity and the acquisition of business entities in 2013 and 2012.  Any such comparison requires a careful examination of the change in the nature of the Company’s business activity in conjunction with numerical comparisons of year-to-year results.

The following table provides an overview of certain key factors of our results of continuing operations for the six months ended June 30, 2014 as compared to June 30, 2013:

	Six Months Ended June 30,
	2014	2013
Net revenues	$44,546,448	$33,665,834
Cost of sales	34,194,764	25,890,537
Operating expenses:
Selling and marketing	1,970,701	2,009,339
General and administrative	6,681,031	5,058,349
Amortization and depreciation	561,588	574,164
Total operating expenses	9,213,320	7,641,852
Income from operations	1,138,364	133,445
Total other income (expense)	(483,476)	(106,828)
Provision for (benefit from) income taxes	258,966	(194,175)
Net income from continuing operations	$395,922	$220,792

Other Key Indicators:

	Six Months Ended June 30,
	2014	2013
Cost of sales as a percentage of revenues	76.8%	76.9%
Gross profit margin	23.2%	23.1%
General and administrative expenses as a percentage of revenues	15.0%	15.0%
Total operating expenses as a percentage of revenues	20.7%	22.7%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Six Months ended June 30,
	2014	2013
Product Sales	$36,113,894	$26,662,233
Rental Revenue	557,598	547,201
Service and other	7,874,956	6,456,400
Total Net Revenues	$44,546,448	$33,665,834

Six Months ended June 30, 2014 and 2013

Net Revenues

For the six months ended June 30, 2014, we reported revenues of $44,546,448 as compared to revenues of $33,665,834 for the six months ended June 30, 2013, an increase of $10,880,614 or approximately 32.3%.  The increase is due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.

Product sales for the six months ended June 30, 2014 and 2013 amounted to $36,113,894 and $26,662,233, respectively, an increase of $9,451,661 or 35.4%.  Rental revenue for the six months ended June 30, 2014 and 2013 amounted to $557,598 and $547,201, respectively, an increase of $10,397 or 1.9%.  Service and other revenue for the six months ended June 30, 2014 and 2013 amounted to $7,874,956 and $6,456,400, respectively, an increase of $1,418,556 or 22.0%.  These increases were due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.  We do not anticipate any significant price increases in 2014.

Product sales comprise approximately 81.1% of the Company’s sales for the six months ended June 30, 2014 compared to 79.2% in the same period of 2013.

Cost of Sales

Our cost of sales consists of products purchased for resale, and service parts and labor. For the six months ended June 30, 2014, cost of sales was $34,194,764, or approximately 76.8% of revenues, compared to $25,890,537, or approximately 76.9% of revenues, for the six months ended June 30, 2013. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the increase in revenue.

We have a single vendor that represents 53% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage increased to 23.2% for the six months ended June 30, 2014 from 23.1 % for the six months ended June 30, 2013 due to the greater buying power and utilization of capacity in service.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 20.7% for the six months ended June 30, 2014 from 22.7% for the six months ended June 30, 2013.  These changes include:

Selling and Marketing Expense. For the six months ended June 30, 2014, selling and marketing costs were $1,970,701 and $2,009,339 for the six months ended June 30, 2013. The decrease was due to the decrease in marketing, advertising and print advertising programs initiatives, primarily in the Modified Mobility Vehicle operations.

General and Administrative Expense. For the six months ended June 30, 2014, general and administrative expenses were $6,681,031 as compared to $5,058,349 for the six months ended June 30, 2013, an increase of $1,622,682. The increase is due to the additional rent and professional fees associated with the acquisition of business entities in 2013, additional personnel associated with the acquisition of Auto Mobility Sales, and additions of staff in the accounting and sales departments as well as fully staffing the locations with management and sales personnel. The Company also incurred several one-time, non-recurring expenses that amounted to approximately $110,000 for the quarter ended June 30, 2014.

Depreciation and Amortization Expense.  For the six months ended June 30, 2014, depreciation and amortization expense amounted to $561,588 as compared to $574,164 for the six months ended June 30, 2013, a decrease of $12,576.

Income from Continued Operations

We reported income from operations of $395,922 for the six months ended June 30, 2014 as compared to income from operations of $220,792 for the six months ended June 30, 2013.

Other Income (Expense)

Other Income (Expense) for the six months ended June 30, 2014 amounted to $(483,476) compared to $(106,828) for the six months ended June 30, 2013.  Other income and expense consists of Other Income and Interest Expense.

Other Income consists of discounts earned and totaled $37,156 for the six months ended June 30, 2014 and $262,566 for the six months ended June 30, 2013.

Interest expense for the six months ended June 30, 2014 amounted to $(520,632) as compared to $(369,394) for the six months ended June 30, 2013, an increase of $151,238.  This increase is due to the additional debt and capital lease obligations the Company has incurred in the acquisition of the Auto Mobility subsidiary and the increase in volume on the GE floor plan agreement.

Net Income

Our net income was $454,600 for the six months ended June 30, 2014 compared to net income of $51,991 for the six months ended June 30, 2013.

Liquidity and Capital Resources

General – Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013	$ Change	% Change
Working capital surplus	$707,490	$341,302	$366,188	107.3

Cash	550,507	150,313	400,195	266.2
Accounts receivable, net	7,300,778	6,182,680	1,118,098	18.1
Inventory	13,382,571	11,572,060	1,810,511	15.6
Total current assets	$22,257,132	$18,823,065	$3,434,067	18.2
Property and equipment, net	2,217,218	2,141,212	76,006	3.5
Intangible assets, net	6,191,972	6,214,034	(22,062)	(0.4)
Total assets	$31,493,424	$27,932,480	$3,560,944)	12.7

Accounts payable and accrued liabilities	$2,748,078	$1,849,702	$898,376	48.6
Cash overdraft	97,196	175,572	(78,376)	(44.6)
Customer deposits and deferred revenue	384,187	388,433	(4,246)	(1.1)
Line of credit	2,045,025	2,303,143	(258,118)	(11.2)
Note Payable – Floor Plan	13,824,838	12,174,639	1,650,199	13.6
Current portion of capital leases	419,900	366,658	53,242	14.5
Notes payable-current	386,148	376,685	9,463	2.5
Notes payable, related party-current	349,410	353,008	(3,598)	(1.0)
Total current liabilities	$21,549,642	$18,481,763	$3,067,879	16.6
Capital lease obligations long term	1,129,758	817,828	311,930	38.1
Notes payable-long term	3,883,142	4,075,802	(192,660)	(4.7)
Notes payable, related party-long term	1,768,375	1,947,214	(178,839)	(9.2)
Total liabilities	$28,330,917	$25,322,607	$3,008,310	11.9
Accumulated deficit	(4,597,717)	(5,052,317)	454,600	(9.0)
Stockholders’ equity	$3,162,507	$2,609,873	$552,634	21.2

Overall, we had an increase in cash flows of $400,194 in the six months ending June 30, 2014 resulting from cash used in operating activities of $328,912, offset partially by cash used in investing activities of $84,902, and cash provided by financing activities of $814,008.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,
	2014	2013
Cash at beginning of period	$150,313	$850,391
Net cash provided by (used in) operating activities	(328,912)	789,422
Net cash provided by investing activities	(84,902)	21,328
Net cash provided by (used in) financing activities	814,008	(592,891)
Cash at end of period	$550,507	$1,068,250

Net cash used in operating activities was $328,912 for the six months ended June 30, 2014. For the six months ended June 30, 2014, we had net income of $454,600, non-cash items such as depreciation and amortization expense of $561,892, stock-based compensation of $53,608, loss on disposal of property and equipment of $14,723 and change in deferred tax asset of $10,718, offset partially by the gain on the disposal of business entity of $93,859 and  the changes in operating assets and liabilities of $1,319,876.  The changes in operating assets and liabilities were primarily due to increases in accounts receivable of $1,118,098, inventory of $1,842,741, prepaid expenses of $92,653, accounts payable and accrued expenses of $898,376 and other current liabilities of $800,937 offset partially by the decreases in customer deposits and deferred revenue of $4,246 and other assets of $28,356

Net cash provided by operating activities was $789,422 for the six months ended June 30, 2013. For the six months ended June 30, 2013, we had net income of $51,991, non-cash items such as depreciation and amortization expense of $607,269, stock-based compensation of $4,000; and changes in operating assets and liabilities of $126,162.  The changes in operating assets and liabilities were primarily due to increases in inventory of $623,205, deferred tax asset of $297,633, prepaid expenses of $392,921, accounts payable and accrued expenses of $410,318, and other current liabilities of $342,852, offset partially by the decreases in accounts receivable of $1,043,274, other assets of $14,282, and customer deposits and deferred revenue of $370,805.

Net cash used investing activities for the six months ended June 30, 2014 was $84,902 which consists primarily of purchases of fixed assets. This compares to net cash provided by investing activities of $21,328 for the six months ended June 30, 2013.

Net cash provided by financing activities for the six months ended June 30, 2014 was $814,008. This consisted of net draws and repayments on our line of credit of $258,118, principal payments under capital lease obligations of $178,489, repayments of related party notes payable of $140,011, cash overdraft of 78,376, and repayments on our notes payable of $183,197, offset partially by net draws and repayments on our floor plan of $1,650,199, and the proceeds from issuance of common stock of $2,000.

Net cash used in financing activities for the six months ended June 30, 2013 was $592,891. This consisted of net draws and repayments on our line of credit of $2,810,190, repayments on our notes payable of $250,569, principal payments under capital lease obligations of $408,298, and repayments of related party notes payable of $83,749, offset partially by net draws and repayments on our floor plan of $2,957,915, and the proceeds from sale of common stock of $2,000.

At June 30, 2014 we had a working capital surplus (current assets in excess of current liabilities) of $707,490 and accumulated deficit of $(4,597,717).

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

Vehicle Floorplans and Lines of Credit – Vehicle floorplans and line of credit reflect the amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with our corresponding manufacturers.  Changes in our vehicle floorplan and credit lines are reported in the financing cash flow section.  Below is a listing of our gross usage and payments on the company’s floorplan and credit lines for the six months ended June 30, 2014 and 2013:

For the six months ended June 30, 2014:

Facility	Additions	Payments	Net Usage Inc (Dec)
Floor plan	$25,938,133	$24,287,934	$1,650,199
Line of credit	1,195,614	1,453,732	(258,118)
Total	$27,133,747	$25,741,666	$1,392,081

For the six months ended June 30, 2013:

Facility	Additions	Payments	Net Usage Inc (Dec)
Floor plan	$16,151,600	$13,193,685	$2,957,915
Line of credit	540,000	3,350,190	(2,810,190)
Total	$16,691,600	$16,543,875	$147,725

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

We have become aware that we:

A)

had failed to properly record the purchase price allocations related to the May 13, 2011 acquisition of Mobility Freedom, Inc. and the March 1, 2012 acquisition of Ride-Away Handicap Equipment Corp. and the effects of these corrections on amortization expense and other income accounts.  The error had a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2012, and for each of the quarters for the year ended December 31, 2012;

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

We determined that these failures and related restatements and reclassification demonstrated the following material weakness in our internal control over financial reporting:

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

With respect to the quarter ended June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the period ending June 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DSICLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Attached hereto and incorporated by reference are the following exhibits:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Form 8-K, dated January 7, 2013**
99.2	Form 8-K, dated April 8, 2013**
101	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.***

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

Hasco Medical, Inc.

By: /s/ Hal Compton, Jr.
September 2, 2014	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Shane Jorgenson
September 2, 2014	Shane Jorgenson
Chief Financial Officer, principal financial and accounting officer