Form 10-Q
period 2014-09-30
HASCO Medical, Inc.
filed 2014-11-13
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

or

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

1,001,179,039 shares of common stock were issued and outstanding as of October 27, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash	$610,714	$150,313
Accounts receivable, net of allowance for doubtful accounts of $661,250 and $686,345, respectively	8,424,671	6,182,680
Inventory, net	13,782,135	11,572,060
Deferred tax asset, short term	489,014	413,193
Current portion of note receivable	25,505	—
Prepaid expenses and other current assets	519,285	504,819
Total current assets	23,851,324	18,823,065

Property & equipment, net of accumulated depreciation of $1,774,036 and $1,164,634, respectively	2,097,319	2,141,212
Intangible assets, net of accumulated depreciation of $43,285 and $10,192, respectively	6,180,941	6,214,034
Deferred tax asset, long term	181,212	149,204
Note receivable, net of current portion	94,950	—
Other non-current assets	596,609	604,965
Total Assets	$33,002,355	$27,932,480

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,763,262	$1,849,702
Cash overdraft	—	175,572
Customer deposits and deferred revenue	298,804	388,433
Line of credit	3,140,346	2,303,143
Note payable - floor plan	13,160,906	12,174,639
Obligation under capital leases	406,392	366,658
Current portion of notes payable	392,597	376,685
Current portion note payable, related party	355,640	353,008
Other current liabilities	2,012,063	493,923
Total current liabilities	22,530,010	18,481,763

Obligation under capital leases, net of current portion	1,008,521	817,828
Notes payable, net of current portion	3,746,157	4,075,802
Notes payable to related party, net of current portion	1,699,567	1,947,214
Total liabilities	28,984,255	25,322,607

Stockholders’ Equity
Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized; and 1,000,575,949 and 993,134,076 shares issued and outstanding, respectively	1,000,576	993,134
Additional paid-in capital	6,813,312	6,669,056
Accumulated deficit	(3,795,788)	(5,052,317)
Total stockholders’ equity	4,018,100	2,609,873

Total Liabilities and Stockholders’ Equity	$33,002,355	$27,932,480

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months ended September 30,
	2014	2013

Product sales	$19,276,144	$15,905,123
Rental revenue	373,732	368,371
Service and other	4,166,311	3,182,724
Total net revenues	23,816,187	19,456,218

Cost of sales	17,515,451	14,743,910

Gross profit	6,300,736	4,712,308

Operating expenses:
Selling and marketing	1,063,863	1,203,124
General and administrative	3,432,786	2,453,602
Amortization and depreciation	242,511	169,838
Total operating expenses	4,739,160	3,826,564

Income from operations	1,561,576	885,744

Other income (expense)	(118,371)	47,399
Interest expense	(299,768)	(215,984)
Total other income (expense)	(418,139)	(168,585)

Income from continuing operations before income taxes	1,143,437	717,159

Provision for income taxes	525,802	236,563

Income from continuing operations	617,635	480,596

Gain (loss) from discontinued operations, net of income tax	184,294	(64,075)

Net income	801,929	416,521

Earnings per share:
Basic and dilutive-continuing operations	$—	$—
Basic and dilutive-discontinued operations	$—	$—

Weighted average shares outstanding:
Basic and dilutive	999,941,212	989,460,705

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Product sales	$55,390,038	$42,452,448
Rental revenue	931,330	912,129
Service and other	12,041,267	9,586,757
Total net revenues	68,362,635	52,951,334

Cost of sales	51,766,472	40,611,949

Gross profit	16,596,163	12,339,385

Operating expenses:
Selling and marketing	3,034,563	3,204,763
General and administrative	10,115,358	7,357,365
Amortization and depreciation	753,703	540,036
Total operating expenses	13,903,624	11,102,164

Income from operations	2,692,539	1,237,221

Other income (expense)	(73,607)	103,576
Interest expense	(820,606)	(585,367)
Total other income (expense)	(894,213)	(481,791)

Income from continuing operations before income taxes	1,798,326	755,430

Provision for income taxes	784,578	51,143

Income from continuing operations	1,013,748	704,287

Gain (loss) from discontinued operations, net of income tax	242,781	(235,775)

Net income	1,256,529	468,512

Earnings per share:
Basic and dilutive-continuing operations	$—	$—
Basic and dilutive-discontinued operations	$—	$—

Weighted average shares outstanding:
Basic and dilutive	997,460,295	988,694,780

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash Flows from operating activities:
Net income	$1,256,529	$468,512
Adjustment to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	754,007	540,493
Stock based compensation	89,602	625,866
(Gain) loss on disposal of property and equipment	(83,710)	80,165
Gain on disposition of subsidiary	(89,695)	—
Deferred tax asset	(107,829)	(72,554)
Changes in assets and liabilities:
Accounts receivable	(2,241,991)	1,313,155
Inventory	(2,242,306)	(973,176)
Prepaid expenses	(34,466)	(315,195)
Other assets	28,356	—
Accounts payable and accrued expenses	913,560	(532,885)
Customer deposits and deferred revenue	(89,629)	(412,899)
Other liabilities	1,517,615	505,283
Net cash provided by (used in) operating activities	(329,957)	1,226,765

Cash Flows from investing activities:
Purchase of property and equipment	(84,902)	(168,571)
Proceeds from sale of property and equipment	—	1,900
Acquisition of business, net of cash acquired	—	(468,976)
Net cash used in investing activities	(84,902)	(635,647)

Cash Flows from financing activities:
Proceeds from floor plan financing	38,450,052	24,035,927
Repayments of floor plan financing	(37,463,785)	(20,605,798)
Proceeds from line of credit	2,211,536	1,546,149
Repayments of line of credit	(1,374,333)	(3,363,854)
Repayments of note and loan payables	(350,690)	(364,406)
Repayments of loans payables – related party	(165,632)	(83,749)
Principal payments under capital lease obligations	(275,986)	(807,267)
Cash overdraft	(175,572)	—
Proceeds from issuance of common stock	19,670	2,000
Net cash provided by financing activities	875,260	359,002

Net increase in cash	460,401	950,120
Cash at beginning of period	150,313	850,391
Cash at end of period	$610,714	$1,800,511

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$820,606	$585,377

Non-Cash transactions:
Loan payments made through issuance of common stock	$41,366	$—
Note receivable from sale of business entity	$120,455	$—
Vehicles purchased through capital lease	$344,201	$886,401

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hasco Medical, Inc., formerly BBC Graphics of Palm Beach Inc., was incorporated in May 1999 under the laws of the State of Florida. Through a series of transactions, BBC Graphics of Palm Beach, Inc. (at the time an inactive corporation) became Hasco Medical, Inc. (Hasco).  Concurrently, Hasco Medical, Inc. acquired Southern Medical & Mobility.  In May, 2011, Hasco acquired Mobility Freedom, Inc. and Wheelchair Vans of America.  In November, 2011, Hasco acquired Certified Medical Systems II (Certified Medical).  A more detailed description of these transactions is contained in our 10-K filing with the Securities and Exchange Commission for the period ended December 31, 2013. On September 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  On September 4, 2013, Hasco Medical, Inc. completed the acquisition of Auto Mobility Sales, Inc. (Auto Mobility).

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

With our acquisitions of Mobility Freedom, Ride-Away, and Auto Mobility Sales, our Modified Mobility Vehicles segment comprises more than 100% of our consolidated revenues.  As a consequence and for purposes of consolidated financial statement presentation, our Home Health Care segment is no longer materially relevant when considering the consolidated financial statements as a whole.

Our corporate headquarters and principle corporate operations are conducted in Addison, Texas, a northern suburb of Dallas, Texas. We also house a portion of our corporate operations in Londonderry, New Hampshire.  Hasco Medical Inc. is a Florida corporation.

Modified Mobility Vehicles

Ride-Away, Mobility Freedom and Auto Mobility serve individuals with physical limitations that need specialty equipment in order to safely operate their vehicle.  We also provide products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment is paid for directly by a federal or state agency.  For the periods ended September 30, 2014 and 2013, approximately 27% and 20%, respectively, of the Modified Mobility Vehicles segments revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).  Mobility Freedom and Ride-Away are both a VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate. Ride-Away has twelve corporate owned stores which are located in Beltsville, MD, East Hartford, CT, Essex Junction, VT, Gray, ME, Londonderry, NH, Norfolk, VA, Norristown, PA, North Attleboro, MA, Norwood, MA, Richmond VA, and Tampa, FL and Astoria, NY.  Mobility Freedom has five corporate owned stores located in Orlando, Largo, Clermont, Bunnell and Ocala, Florida.  Auto Mobility Sales has locations in Fort Lauderdale and Lake Worth, Florida.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Policy

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2014 and the consolidated statements of operations, and cash flows for the three and nine month periods ended September 30, 2014 and September 30, 2013 of Hasco Medical Inc. (“Hasco” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the December 31, 2013, Hasco Medical Inc. Annual Report on Form 10-K , which should be read in conjunction with these financial statements.  The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the result to be expected for the full year.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated entities are:

•	Hasco Medical, Inc.;
•	Southern Medical & Mobility, Inc.; (discontinued operations)
•	Mobility Freedom, Inc.;
•	Ride Away Handicapped Equipment, Inc.;
•	Auto Mobility Sales, Inc.;
•	Certified Medical Systems II, Inc.; (discontinued operations)

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

Rental fees for vehicles are recognized over the course of the rental or service term.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time and for the three month periods ended September 30, 2014 and December 31, 2013, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates, at least annually, the rating of the financial institution in which it holds deposits.

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

Earnings Per Share

Earnings per common share are calculated under the provisions of ASC 260. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding if they would be anti-dilutive. There were no stock options which could potentially dilute earnings per share for the periods ended September 30, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted income per share:

	For The Nine Months ended September 30,		For The Three Months ended September 30,
	2014	2013	2014	2013

Net income	$1,256,529	$468,512	$801,929	$416,521

Basic weighted average outstanding shares of common stock	997,460,295	988,694,780	999,941,212	989,460,705
Diluted weighted average common stock	997,460,295	988,694,780	999,941,212	989,460,705

Earnings per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

The number of outstanding shares of our common stock as of September 30, 2014 was 1,000,572,949.

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2014 (unaudited)%		December 31, 2013%

Trade receivables	$2,097,422	23.1	$2,993,757	43.6
Government receivables	6,988,499	76.9	3,875,268	56.4
	9,085,921	100.0	6,869,025	100.0
Less: allowances for doubtful accounts	(661,250)		(686,345)
Total	$8,424,671		$6,182,680

Trade receivables represent amounts due for van sales, van rentals, and medical supplies that have been delivered or sold. Government receivables represent receivables from the VA and other Government bodies related to van sales and rentals listed above.  The Company does not bill Medicare or Medicaid for any vehicle-related sales or service.

NOTE 3 – INVENTORY

Inventory consists of the following:

	September 30, 2014 (unaudited)	December 31, 2013
Vehicles	$12,656,940	$10,859,361
Equipment and supplies	993,033	1,008,996
Work in Process	644,212	412,829
Inventory reserve	(512,050)	(709,126)
	$13,782,135	$11,572,060

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,
	Estimated	2014	December 31,
	Life	(unaudited)	2013
Building improvements	Varies	$940,594	$899,530
Office furniture and equipment	5 years	306,434	303,561
Rental equipment	13-36 months	540,719	434,959
Vehicles	5 years	107,304	91,521
Capitalized leases	Varies	1,976,304	1,576,275
Total		3,871,355	3,305,846
Accumulated depreciation		(1,774,036)	(1,164,634)
Net		$2,097,319	$2,141,212

For the three and nine months ended September 30, 2014 and 2013 depreciation expense amounted to $231,480 and $166,179, and $720,914 and $540,493, respectively.

The Company has entered into various financing arrangements in connection with the acquisition of delivery vehicles (see Note 6 below).

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

		September 30,
	Estimated	2014	December 31,
	Life	(unaudited)	2013
Goodwill related to acquisition of Mobility Freedom	Indefinite	1,641,303	1,641,303
Goodwill related to acquisition of Ride-Away	Indefinite	1,888,710	1,888,710
Trade name related to acquisition of Mobility Freedom	Indefinite	400,000	400,000
Trade name related to acquisition of Ride-Away	Indefinite	990,000	990,000
Primary market area related to acquisition of Mobility Freedom	Indefinite	280,000	280,000
Primary market area related to acquisition of Ride-Away	Indefinite	470,000	470,000
Goodwill related to acquisition of Auto Mobility Sales	Indefinite	284,213	284,213
Trade name related to acquisition of Auto Mobility Sales	2.32 years	40,000	40,000
Primary market area related to acquisition of Auto Mobility Sales	Indefinite	150,000	150,000
Non-compete agreements area related to acquisition of Auto Mobility Sales	3 years	80,000	80,000
Subtotal		6,224,226	6,224,226
Accumulated amortization		(43,285)	(10,192)
Total		$6,180,941	$6,214,034

For the three and nine months ended September 30, 2014 and 2013 amortization expense was $11,031 and $0, and $33,093 and $3,659, respectively.

NOTE 6 – NOTES PAYABLE AND DEBT

Revolving Line of Credit

On November 1, 2012, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000 with an interest calculation of the prime rate plus 0.25% which reflected an interest rate of 3.50% as of September 30, 2014.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of December 31, 2013.  Payments due are interest only and the interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $3,140,346 at September 30, 2014 and $2,303,143 at December 31, 2013.

Note Payable – Floor Plan

The Company has a floor plan line of credit with General Electric Credit Corporation with a maximum borrowing capacity of $11,250,000 for Ride-Away, $3,850,000 for Mobility Freedom, and $1,750,000 for Auto Mobility Sales at September 30, 2014.  The borrowing capacity was increased by $5 million on May 20, 2013.  Amounts borrowed for vehicles under this line bear no interest for 60 days and then bear interest at the 90 day LIBOR plus 6.0% for Ride-Away and at the 90 day LIBOR plus 5.5% for Mobility Freedom and Auto Mobility Sales.  The loan balance on the vehicle is due when the vehicle is fully funded or paid by the customer.  If the vehicle is not fully funded or paid within nine months of being purchased by the Company and funded by the floor plan, a graduated percentage of the balance is due with the entire balance due at twelve months. The note is secured by the vehicles financed.  At September 30, 2014 and December 31, 2013, the Company had $13,160,906 and $12,174,639 respectively, outstanding under these lines. With the discretionary nature of this loan agreement, the Lender or the Company can terminate this agreement with a thirty (30) day written notice at any time.

Installment Debt

Installment debts consist of the following:

	September 30, 2014 (unaudited)	December 31, 2013 (audited)

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	18,732	25,918

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom	1,704,667	1,785,953

Note Payable to related party, dated May 13, 2011, associated with the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 5% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,457,931	1,618,387

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	18,660	21,785

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences September 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,406,002	2,618,831

Note payable to related party, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	301,722	342,143

Promissory Note payable to a related party, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $210,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $3,963	171,750	205,877

Promissory Note payable to a related party, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $140,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $2,642	114,497	133,815

Total debt	6,193,961	6,752,709

Current portion of long-term debt, notes payable	748,237	729,693
Long-term portion	$5,445,724	$6,023,016

NOTE 7 – STOCKHOLDERS’ EQUITY

During quarter ended September 30, 2014, the Company sold 601,178 shares of common stock for proceeds of $19,670.

During the nine months ended September 30, 2014, 2,995,613 shares of common stock valued at $35,000 were issued to key employees as employee compensation and 1,161,464 shares of common stock valued at $24,000 were issued to directors as board compensation.

During the nine months ended September 30, 2014, the Company issued 2,032,899 shares of common stock valued at $41,366, in lieu of payments for notes payable-related party.

NOTE 8 – CONTINGENCIES

Company operations involve the handling and disposal of waste and hazardous material within a highly regulated oversight structure.  The Company is subjected to inspections by OSHA and other regulatory bodies.  Management believes that there are no current regulatory claims that would have a material effect on the Company’s financial position or results of operations.

NOTE 9 – INCOME TAXES

Prior to its acquisition in September 2008 by HASCO Holdings, LLC, the Company was an S Corporation.  Beginning in September 2008 the Company’s tax status changed to a C Corporation.  The Company accounts for income taxes under ASC Topic 740: Income Taxes requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of September 30, 2014 and 2013, the Company had no loss carry forwards available to reduce its future federal taxable.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for income for continuing operations for the nine months ended September 30, 2014 and 2013:

	For The Nine months Ended September 30,
	2014	2013
Expected federal income tax expense (34%)	$611,431	$256,846
State tax expense, net of federal tax effect	173,147	17,297
Deferred taxes	—	—
	784,578	274,143
Change in valuation allowance	—	(223,000)
Net income tax expense	784,578	51,143

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

NOTE 11 – DIVESTITURE OF CERTIFIED MEDICAL

On June 30, 2014 the Company entered into an agreement with a related party and completed the sale of its Certified Medical business segment in exchange for a note receivable in the amount of $124,618.  In connection with the sale, the Company recognized a gain of $92,653.  In accordance with ASC 205-20, the results of operations for the Certified Medical business segment through September 30, 2014, and for all applicable prior periods, are reported as discontinued operations.   For the three months and nine months ended September 30, 2014, Certified Medical reported income of $193,827 and $246,858 respectively.

Concurrent with the sale of its Certified Medical business segment, the Company and the buyer entered into a transition services agreement pursuant to which each of the parties will provide certain transitional, administrative, and support services to the other party for a period up to nine months, which may be extended upon mutual agreement. Such services provided to the buyer by the Company will be recorded as contra-expense since the Company will be reimbursed for the service cost incurred. Activity associated with transitional service is not considered significant relative to the condensed consolidated financial statements of the Company.

NOTE 12 – ACQUISITIONS AND PROFORMA FINANCIAL INFORMATION

Auto Mobility Sales Acquisition

The following table summarized the impact of the acquisition as if the acquisition date were January 1, 2013.

Hasco Medical, Inc. and Subsidiaries

Consolidated Pro Forma Statements of Operations

For the Nine months ended September 30, 2013

(unaudited)

9/30/2013
Revenues, net	$58,804,039
Cost of sales	46,015,325
Gross Profit	12,788,714

Operating expenses:
Selling and marketing	3,815,562
General and administrative	7,869,745
Depreciation and amortization	330,437
Total operating expenses	12,015,744

Income from operations	772,970

Other income (expense)	(181,377)

Income from continuing operations before income taxes	591,593

Provision for income taxes	79,682

Income from continuing operations	511,911

Loss from continued operation, net of income taxes	(235,775)

Net Income	$276,136

Earnings per share:
Basic and dilutive	$0.00

Weighted average shares outstanding
Basic and dilutive	988,694,780

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

The following table provides an overview of certain key factors of our results of continuing operations for the three months ended September 30, 2014 as compared to September 30, 2013:

	Three Months Ended September 30,
	2014	2013
Net revenues	$23,816,187	$19,456,218
Cost of sales	17,515,451	14,743,910
Operating expenses:
Selling and marketing	1,063,863	1,203,124
General and administrative	3,432,786	2,453,602
Amortization and depreciation	242,511	169,838
Total operating expenses	4,739,160	3,826,564
Income from operations	1,561,576	885,744
Total other income	(418,139)	(168,585)
Provision for income taxes	525,802	236,397
Net income from continuing operations	$617,635	$480,762

Other Key Indicators:

	Three Months Ended September 30,
	2014	2013
Cost of sales as a percentage of revenues	73.5%	75.6%
Gross profit margin	26.5%	24.4%
General and administrative expenses as a percentage of revenues	14.4%	12.6%
Total operating expenses as a percentage of revenues	19.9%	19.6%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three Months ended September 30,
	2014	2013
Product Sales	$19,276,144	$15,905,123
Rental Revenue	373,732	368,371
Service and other	4,166,311	3,182,724
Total Net Revenues	$23,816,187	$19,456,218

Three Months ended September 30, 2014 and 2013

Net Revenues

For the three months ended September 30, 2014, we reported revenues of $23,816,187 as compared to revenues of $19,456,218 for the three months ended September 30, 2013, an increase of $4,359,969 or approximately 22.4%.  The increase is due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.

Product sales for the three months ended September 30, 2014 and 2013 amounted to $19,276,144 and $15,905,123, respectively, an increase of $3,371,021 or 21.2%.  Rental revenue for the three months ended September 30, 2014 and 2013 amounted to $373,732 and $368,371, respectively, an increase of $5,361 or 1.5%.  Service and other revenue for the three months ended September 30, 2014 and 2013 amounted to $4,166,311 and $3,182,724, respectively, an increase of $983,587 or 30.9%.  These increases were due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.  We are anticipating a 3% price increase for the remainder of 2014.

Product sales comprise approximately 80.9% of the Company’s sales for the three months ended September 30, 2014 compared to 81.7% in the same period of 2013.

Cost of Sales

Our cost of sales consists of products purchased for resale, and service parts and labor. For the three months ended September 30, 2014, cost of sales was $17,515,451, or approximately 73.5% of revenues, compared to $14,743,910, or approximately 75.6% of revenues, for the three months ended September 30, 2013. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the increase in revenue.

We have a single vendor that represents 55% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage increased to 26.5% for the three months ended September 30, 2014 from 24.4 % for the three months ended September 30, 2013 due to an increase in our service revenue which is a higher margin segment for the company.

Total Operating Expense

Total operating expenses increased as a percentage of revenues to 19.9% for the three months ended September 30, 2014 from 19.6% for the three months ended September 30, 2013.  These changes include:

Selling and Marketing Expense. For the three months ended September 30, 2014, selling and marketing costs were $1,063,863 and $1,203,124 for the three months ended September 30, 2013. The decrease was due to the decrease in marketing, advertising and print advertising programs initiatives, primarily in the Modified Mobility Vehicle operations.

General and Administrative Expense. For the three months ended September 30, 2014, general and administrative expenses were $3,432,786 as compared to $2,453,602 for the three months ended September 30, 2013, an increase of $979,184. The increase is due to the additional rent and professional fees associated with the acquisition of business entities in 2013, additional personnel associated with the acquisition of Auto Mobility Sales, and additions of staff in the accounting and sales departments as well as fully staffing the locations with management and sales personnel.

Depreciation and Amortization Expense. For the three months ended September 30, 2014, depreciation and amortization expense amounted to $242,511 as compared to $169,838 for the three months ended September 30, 2013, an increase of $72,673.

Income from Continuing Operations

We reported income from continuing operations of $617,635 for the three months ended September 30, 2014 as compared to income from continuing operations of $480,596 for the three months ended September 30, 2013.

Other Income (Expense)

Other Income (Expense) for the three months ended September 30, 2014 amounted to $(418,139) compared to $(168,585) for the three months ended September 30, 2013.   This increase in expense is due to a higher volume of floor plan activity and a larger leased fleet for rental sales. Other income and expense consists of Other Income and Interest Expense.

Other Income consists primarily of discounts earned which totaled $55,126 for the three months ended September 30, 2014 and $70,205 for the three months ended September 30, 2013, as well as a net loss from Medicare and Medicaid charge backs from closed entities which totaled $(173,497) and $(22,806) for the three months ended September 30, 2014 and 2013 respectively.

Interest expense for the three months ended September 30, 2014 amounted to $(299,768) as compared to $(215,984) for the three months ended September 30, 2013, an increase of $72,732.  This increase is due to the additional debt and capital lease obligations the Company has incurred in the acquisition of the Auto Mobility subsidiary and the increase in volume on the GE floor plan agreement.

Net Income

Our net income was $801,929 for the three months ended September 30, 2014 compared to net income of $416,521 for the three months ended September 30, 2013.

Assets and Liabilities

Assets were $33,002,355 as of September 30, 2014.  Assets consisted of cash of $610,714, accounts receivable of $8,424,671, inventory of $13,782,135, current portion of notes receivable of $25,505, prepaid expense of $519,285, short-term deferred tax asset of $489,014, long-term deferred tax asset of $181,212, property and equipment of $2,097,319, intangible assets of $6,180,941, long term notes receivable of $94,950, and other non-current assets of $596,609.  Liabilities were $28,984,255 as of September 30, 2014. Liabilities consisted primarily of accounts payable of $2,763,262, customer deposits and deferred revenue of $298,804, line of credit of $3,140,346, notes payable – floor plan of $13,160,906, obligation under capital leases short term of $406,392, current portion of notes payable of $392,597, related party short-term notes payable of $355,640, long-term capital leases of $1,008,521, long-term notes payable of $3,746,157, related party long-term notes payable of $1,699,567, and other current liabilities of $2,012,063.

Stockholders’ Equity

Stockholders’ equity was $4,018,100 as of September 30, 2014.  Stockholder’s equity consisted primarily of shares issued for acquisitions, fundraising, employee compensation, and settlement of services totaling $7,813,888, offset primarily by the deficit of $3,795,788 at September 30, 2014.

The results of operations presented on a historical comparative basis require consideration in the nature of the change in business activity and the acquisition of business entities in 2013 and 2012.  Any such comparison requires a careful examination of the change in the nature of the Company’s business activity in conjunction with numerical comparisons of year-to-year results.

The following table provides an overview of certain key factors of our results of continuing operations for the nine months ended September 30, 2014 as compared to September 30, 2013:

	Nine Months Ended September 30,
	2014	2013
Net revenues	$68,362,635	$52,951,334
Cost of sales	51,766,472	40,611,949
Operating expenses:
Selling and marketing	3,034,563	3,204,763
General and administrative	10,115,358	7,357,365
Amortization and depreciation	753,703	540,036
Total operating expenses	13,903,624	11,102,164
Income from operations	2,692,539	1,237,221
Total other income (expense)	(894,213)	(481,791)
Provision for income taxes	784,578	51,143
Net income from continuing operations	$1,013,748	$704,287

Other Key Indicators:

	Nine months Ended September 30,
	2014	2013
Cost of sales as a percentage of revenues	75.7%	76.7%
Gross profit margin	24.3%	23.3%
General and administrative expenses as a percentage of revenues	14.8%	13.9%
Total operating expenses as a percentage of revenues	20.3%	21.0%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Nine Months ended September 30,
	2014	2013
Product Sales	$55,390,038	$42,452,448
Rental Revenue	931,330	912,129
Service and other	12,041,267	9,586,757
Total Net Revenues	$68,362,635	$52,951,334

Nine months ended September 30, 2014 and 2013

Net Revenues

For the nine months ended September 30, 2014, we reported revenues of $68,362,635 as compared to revenues of $52,951,334 for the nine months ended September 30, 2013, an increase of $15,411,301 or approximately 29.1%.  The increase is due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.

Product sales for the nine months ended September 30, 2014 and 2013 amounted to $55,390,038 and $42,452,448, respectively, an increase of $12,937,590 or 30.5%.  Rental revenue for the nine months ended September 30, 2014 and 2013 amounted to $931,330 and $912,129, respectively, an increase of $19,201 or 2.1%.  Service and other revenue for the nine months ended September 30, 2014 and 2013 amounted to $12,041,267 and $9,586,757, respectively, an increase of $2,454,510 or 25.6%.  These increases were due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.  We are anticipating a 3% price increase for the remainder of 2014.

Product sales comprise approximately 81.0% of the Company’s sales for the nine months ended September 30, 2014 compared to 80.2% in the same period of 2013.

Cost of Sales

Our cost of sales consists of products purchased for resale, and service parts and labor. For the nine months ended September 30, 2014, cost of sales was $51,766,472, or approximately 75.7% of revenues, compared to $40,611,949, or approximately 76.7% of revenues, for the nine months ended September 30, 2013. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the increase in revenue.

We have a single vendor that represents 52% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage increased to 24.3% for the nine months ended September 30, 2014 from 23.3 % for the nine months ended September 30, 2013 due to the greater buying power and utilization of capacity in service.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 20.3% for the nine months ended September 30, 2014 from 21.0% for the nine months ended September 30, 2013.  These changes include:

Selling and Marketing Expense. For the nine months ended September 30, 2014, selling and marketing costs were $3,034,563 and $3,204,763 for the nine months ended September 30, 2013. The decrease was due to the decrease in marketing, advertising and print advertising programs initiatives, primarily in the Modified Mobility Vehicle operations.

General and Administrative Expense. For the nine months ended September 30, 2014, general and administrative expenses were $10,115,358 as compared to $7,357,365 for the nine months ended September 30, 2013, an increase of $2,757,993. The increase is due to the additional rent and professional fees associated with the acquisition of business entities in 2013, additional personnel associated with the acquisition of Auto Mobility Sales, and additions of staff in the accounting and sales departments as well as fully staffing the locations with management and sales personnel.

Depreciation and Amortization Expense. For the nine months ended September 30, 2014, depreciation and amortization expense amounted to $753,703 as compared to $540,036 for the nine months ended September 30, 2013, an increase of $120,712.  This is due to amortization of intangible assets gained from acquisitions in 2013 and increased assets and capital leases.

Income from Continuing Operations

We reported income from operations of $1,013,748 for the nine months ended September 30, 2014 as compared to income from operations of $704,287 for the nine months ended September 30, 2013.

Other Income (Expense)

Other Income (Expense) for the nine months ended September 30, 2014 amounted to $(894,213) compared to $(481,791) for the nine months ended September 30, 2013.  Other income and expense consists of Other Income and Interest Expense.

Other Income consists primarily of discounts earned and other expenses which totaled $(155,439) for the nine months ended September 30, 2014 and $166,978 for the nine months ended September 30, 2013, as well as Gain/Loss from Medicare and Medicaid charge backs from closed entities $81,832 and $(63,402) for the three months ended September 30, 2014 and 2013 respectively.

Interest expense for the nine months ended September 30, 2014 amounted to $(820,606) as compared to $(585,367) for the nine months ended September 30, 2013, an increase of $235,229.  This increase is due to the additional debt and capital lease obligations the Company has incurred in the acquisition of the Auto Mobility subsidiary and the increase in volume on the GE floor plan agreement.

Net Income

Our net income was $1,256,529 for the nine months ended September 30, 2014 compared to net income of $468,512 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

General – Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	$ Change	% Change
Working capital surplus	$1,321,314	$341,302	$980,012	287.1

Cash	610,714	150,313	460,401	306.3
Accounts receivable, net	8,424,671	6,182,680	2,241,991	36.3
Inventory	13,782,135	11,572,060	2,210,075	19.1
Total current assets	$23,851,324	$18,823,065	$5,028,259	26.7
Property and equipment, net	2,097,319	2,141,212	(43,893)	(2.0)
Intangible assets, net	6,180,941	6,214,034	(33,093)	(0.5)
Total assets	$33,002,355	$27,932,480	$5,069,875	18.2

Accounts payable and accrued liabilities	$2,763,262	$1,849,702	$913,560	49.4
Cash overdraft	0	175,572	(175,572)	(100)
Customer deposits and deferred revenue	298,804	388,433	(89,629)	(23.1)
Line of credit	3,140,346	2,303,143	837,203	36.4
Note Payable – Floor Plan	13,160,906	12,174,639	986,267	8.1
Current portion of capital leases	406,392	366,658	39,734	10.8
Notes payable-current	392,597	376,685	15,912	4.2
Notes payable, related party-current	355,640	353,008	2,632	0.7
Total current liabilities	$22,530,010	$18,481,763	$4,048,247	21.9
Capital lease obligations long term	1,008,521	817,828	190,693	23.3
Notes payable-long term	3,746,157	4,075,802	(329,645)	(8.1)
Notes payable, related party-long term	1,699,567	1,947,214	(247,647)	(12.7)
Total liabilities	$28,984,255	$25,322,607	$3,661,648	14.5
Accumulated deficit	(3,795,788)	(5,052,317)	1,256,529	(24.9)
Stockholders’ equity	$4,018,100	$2,609,873	$1,408,227	54.0

Overall, we had an increase in cash flows of $460,401 in the nine months ending September 30, 2014 resulting from cash used in operating activities of $329,957 and cash used in investing activities of $84,902, and cash provided by financing activities of $875,260.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Cash at beginning of period	$150,313	$850,391
Net cash provided by (used in) operating activities	(329,957)	1,226,765
Net cash (used in) investing activities	(84,902)	(635,647)
Net cash provided by financing activities	875,260	359,002
Cash at end of period	$610,714	$1,800,511

Net cash used in operating activities was $329,957 for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, we had net income of $1,256,529, non-cash items such as depreciation and amortization expense of $754,007, stock-based compensation of $89,602, offset partially by gain on disposal of property and equipment of $9,245, and the changes in operating assets and liabilities of $2,256,690.  The changes in operating assets and liabilities were primarily due to increases in accounts receivable of $2,241,991, the change in deferred tax asset of $107,829, customer deposits and deferred revenue of 89,629, inventory of $2,242,306, prepaid expenses of $34,466; offset partially by the increases in, accounts payable and accrued expenses of $913,560, other current liabilities of $1,517,615 and other assets of $28,356

Net cash provided by operating activities was $1,226,765 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, we had net income of $468,512, non-cash items such as depreciation and amortization expense of $540,493, stock-based compensation of $80,165; and offset partially by changes in operating assets and liabilities of $488,223.  The changes in operating assets and liabilities were primarily due to increases in inventory of $973,128, prepaid expenses of $315,195, and customer deposits and deferred revenue of $412,899, offset partially by the decreases in accounts receivable of $1,313,155, decreases in accounts payable and accrued expenses of $505,283.

Net cash used in investing activities for the nine months ended September 30, 2014 was $84,902 which consists primarily of purchases of fixed assets.

Net cash used in investing activities for the nine months ended September 30, 2013 was $635,647. During the nine months ended September 30, 2013, cash was provided by the sale of property and equipment offset partially by the cash used for the purchase of property and equipment and the acquisition Auto Mobility Sales.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $875,260. This consisted of principal payments under capital lease obligations of $275,986, repayments of related party notes payable of $165,632, cash overdraft of $175,572, and repayments on our notes payable of $350,690, offset partially by net draws and repayments on our floor plan of $986,267, net draws and repayments on our line of credit of $837,203,  and the proceeds from issuance of common stock of $19,670.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $359,002. This consisted of principal payments under capital lease obligations of $807,267, repayments of related party notes payable of $83,749 and repayments on our notes payable of $364,406 and net draws and repayments on our line of credit of $1,817,705, offset partially by net draws and repayments on our floor plan of $3,430,129 and the proceeds from issuance of common stock of $2,000.

At September 30, 2014 we had a working capital surplus (current assets in excess of current liabilities) of $1,321,314 and accumulated deficit of $(3,795,788).

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

Vehicle Floorplans and Lines of Credit – Vehicle floorplans and line of credit reflect the amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with our corresponding manufacturers.  Changes in our vehicle floorplan and credit lines are reported in the financing cash flow section.  Below is a listing of our gross usage and payments on the company’s floorplan and credit lines for the nine months ended September 30, 2014 and 2013:

For the nine months ended September 30, 2014:

Facility	Additions	Payments	Net Usage Inc (Dec)
Floor plan	$38,450,052	$37,463,785	$986,267
Line of credit	2,211,536	1,374,333	837,203)
Total	$40,661,588	$38,838,118	$1,823,470

For the nine months ended September 30, 2013:

Facility	Additions	Payments	Net Usage Inc (Dec)
Floor plan	$24,035,927	$20,605,798	$3,430,129
Line of credit	1,546,149	3,363,854	(1,817,705)
Total	$25,582,076	$23,969,652	$1,612,424

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

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the years ended December 31, 2012 and 2011, for each of the quarters for the year ended December 31, 2012, for the quarters ended September 30, 2011, September 30, 2011, and December 31, 2011, and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for that period should no longer be relied upon.  Accordingly, we have restated our financial statements for the year ended December 31, 2012. In addition, audit adjustments were necessary in the preparation of the 2013 financial statements.

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

With respect to the quarter ended September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the period ending September 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hasco Medical, Inc.

By: /s/ Hal Compton, Jr.
November 13, 2014	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Shane Jorgenson
November 13, 2014	Shane Jorgenson
Chief Financial Officer, principal financial and accounting officer