Form 10-K
period 2014-12-31
HASCO Medical, Inc.
filed 2015-03-30
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

[  ] Yes    [√] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $6,388,484 on December 31, 2014.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[  ] Yes    [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class of Securities	Shares Outstanding at February 26, 2015
Common Stock, $0.001 par value	1,008,285,973

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this annual report and other reports we have filed or will file with the SEC and which are incorporated by reference herein, including statements under the caption “Risk Factors” and “Forward-Looking Statements” in such reports.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to confirm these.

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

Financial information about industry segments

The Company’s operations involve servicing customers through (i) its Home Healthcare Products and Services segment and (ii) Modified Mobility Vehicles and related products and services segment.  In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280-50-16 “Segment Reporting”, Management has determined that the Home Healthcare Products segment, which comprises less than 1% of total revenues as of December 31, 2014, is not material and will not be separately discussed or disclosed in this document.

Narrative description of business

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom and our March 2012 acquisition of Ride-Away, our operations is conducted within one major business unit:

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

•

Home Health Care - conducts operations in the home health care market.  Southern Medical & Mobility, Inc. is located in Mobile, Alabama, and Certified Medical Systems II is located in Ocala, Florida.  As of June 30, 2014, the Company no longer conducts business in the Home Health Care segment.  See F-8, Discontinued Operations.

With our acquisitions of Mobility Freedom, Ride-Away, and Auto Mobility Sales, our Modified Mobility Vehicles segment comprises more than 99% of our consolidated revenues.  As a consequence and for purposes of consolidated financial statement presentation, our Home Health Care business unit is no longer materially relevant when considering the consolidated financial statements as a whole.

Our corporate headquarters and principal corporate operations are conducted in Addison, Texas, a northern suburb of Dallas, Texas.  We also house a portion of our corporate operations in Londonderry, New Hampshire.  Hasco Medical Inc. is a Florida corporation.

Modified Mobility Vehicles

Ride-Away and Mobility Freedom serve individuals with physical limitations that need specialty equipment in order to safely operate their vehicle.  We also provide products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment is paid for directly by a federal or state agency.  For the years ended December 31, 2014 and 2013, approximately 23% and 26%, respectively, of the Modified Mobility Vehicles segments revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).  Mobility Freedom and Ride-Away are both a VA and Vocational Rehabilitation (VR) certified vendor in all the states in which we operate.

Ride-Away has thirteen corporate owned stores which are located in Parkville, MD, Beltsville, MD, East Hartford, CT, Essex Junction, VT, Gray, ME, Londonderry, NH, Norfolk, VA, Norristown, PA, North Attleboro, MA, Norwood, MA, Richmond VA, Tampa, FL and Brooklyn, NY.  Mobility Freedom has five corporate owned stores located in Orlando, Largo, Clermont, Bunnell and Ocala, Florida.  Auto Mobility Sales has locations in Fort Lauderdale and Lake Worth, Florida.

Wheelchair Vans of America specializes in renting conversion vans to disabled individuals, and is located in Orlando, Florida. Our rental operations complement the retail products we provide through our Mobility Freedom and Ride-Away subsidiaries.

Discontinued Operations

During the second quarter of 2013, the Company initiated a plan to liquidate the division of Southern Medical & Mobility. These operations were originally reported in the Home Health Care segment. The Company assessed the fair value of the operations less the disposal costs and concluded there is no impairment of the carrying value of the assets.

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

Business Strategy

Organization

Through its corporate office, the Company provides support, compliance oversight and training, marketing, sales training and support, and financial and information systems to our subsidiaries.  Services performed at the corporate office include financial and accounting functions, treasury, corporate compliance, human resources, sales and marketing support, regulatory affairs and licensure, and information system design.  Management is focused on revenue development and cost control, and decision-making to improve responsiveness and to ensure quality.

Commitment to Quality

The Company maintains quality and performance improvement programs related to the proper implementation of its service standards.

Training and Retention of Quality Personnel

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

Management Information Systems

Management believes that our information and customer relations management systems are unique to the industry and enable us to continually track our sales and service operations, as well as to monitor key statistical data such as accounts receivables, payer mix, cash collections, revenue mix and expense trends.  Management believes that periodic refinement and upgrading of these systems is essential.  .The Company also maintains a communication network that provides company-wide access to email and the Internet.

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

Revenues

A portion of the Company’s revenues is derived from third-party payers including the United States Department of Veterans Affairs (“VA”).  The VA is a government-run military veteran benefit system with cabinet-level status, and is the second-largest of the 15 cabinet-level departments. The VA provides customer care and federal benefits as well as financial assistance programs to US military veterans and their dependents.   We provide equipment and services to persons eligible for VA benefits in the regions covered. Through Ride-Away, Mobility Freedom and Auto Mobility Sales, we are a federal VA and Vocational Rehabilitation (VR) state certified vendor.

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

Revenues and related services include all product sales to customers and are derived from the sale and rental of wheelchair vans, wheelchair lifts, and service on wheelchair vans. Sales taxes are recognized at the time of delivery and recorded at the expected payment amount based upon the type of sales taxes collected from customers and remitted to governmental authorities.  Sales tax is accounted for on a net basis, and therefore, is excluded from revenues in the statements of operations.

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

Net accounts receivable at December 31, 2014 was $9,006,558 compared to net accounts receivable of $6,182,680 at December 31, 2013.

We derive a portion of our revenue from reimbursement by third-party payers. The following table sets forth, for the periods indicated, the percentage of our total revenues derived from different types of payers.

	Year Ended December 31,
Payers	2014	2013
Veterans Affairs and Veteran programs	23%	26%
Direct and third party payment	77%	74%
	100%	100%

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

	2014	2013
Veteran’s Affairs	90 days	92 days
Private Payers	20 days	22 days
Modified Mobility Vehicles	34 days	35 days

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

The Company’s sales and marketing focus for 2015 and beyond includes: (i) the continuing development of market share in existing sales territories; (ii) sales process and training programs to continue our development of existing sales consultants and the training and development of new sales; (iii) strengthening its sales and marketing efforts through a variety of programs and initiatives; and (iv) expanding the commercial stream of revenues and profits by establishing a sales team and processes to focus on larger commercial fleet users of mobility vehicles.  Improvement in the Company’s ability to grow revenues will be critical to the Company’s success. Management will continue to review and monitor progress with its sales and marketing efforts.

Competition

Modified Mobility Vehicles

Most modified mobility vehicles markets are granted by the major manufacturers to dealers under a system of protected exclusive territories.  Contractually we must maintain certain criteria to retain our territories; most notably we must maintain a minimum unit sales volume.  The Company was in compliance with all such agreements as of December 31, 2014.  Management believes the primary competitive factor in modified mobility vehicles sales is obtaining these protected territories from major manufacturers.

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

Employees

At December 31, 2014, the Company had 262 employees.   None of our employees are covered by collective bargaining agreements. We believe the relations between management and employees are good.

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

Third-party payers include Veterans Administration, and non-profit third parties. Third-party payers continue to challenge prices charged for modified mobility vehicles. We cannot assure that our services will be considered cost-effective by third-party payers that reimbursement will be available or that changes in payer reimbursement policies will not have a material adverse effect on our ability to sell our goods and services on a profitable basis, if at all.

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

Although we have invested substantial time and effort in implementing policies and procedures to comply with laws and regulations, we could be subject to liabilities arising from violations. A violation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, and the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate. If we become subject to material fines or if other sanctions or other corrective actions are imposed upon us, we may suffer a substantial reduction in revenues.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.   Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management has identified significant deficiencies related to, among other things, (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2014 and beyond and to make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, if at all.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES

We currently lease 21 properties as follows:

Location	Usage
Addison, Texas	Hasco corporate office
Londonderry, New Hampshire	Ride Away store
North Attleboro, Massachusetts	Ride Away store
Norfolk, Virginia	Ride Away store
East Hartford, Connecticut	Ride Away store
Gray, Maine	Ride Away store
Norwood, Massachusetts	Ride Away store
Essex, Vermont	Ride Away store
Norristown, Pennsylvania	Ride Away store
Parkville, Maryland	Ride Away store
Brooklyn, New York	Ride Away sales office only
Beltsville, Maryland	Ride Away store
Tampa, Florida	Ride Away store
Richmond, Virginia	Ride Away store
Clermont, Florida	Mobility Freedom store & offices
Orlando, Florida	Mobility Freedom store
Bunnell, Florida	Mobility Freedom store
Ocala, Florida	Mobility Freedom store
Largo, Florida	Mobility Freedom store
Fort Lauderdale, Florida	Auto Mobility d/b/a Ride-Away, Inc.
Lake Worth, Florida	Auto Mobility d/b/a Ride-Away, Inc.

ITEM 3.	LEGAL PROCEEDINGS

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

Year Ended December 31, 2014	High	Low
First Quarter	$0.03	$0.02
Second Quarter	0.02	0.01
Third Quarter	0.04	0.02
Fourth Quarter	0.03	0.02
Year Ended December 31, 2013
First Quarter	$0.02	$0.01
Second Quarter	0.02	0.01
Third Quarter	0.05	0.01
Fourth Quarter	0.04	0.02

Holders

As of February 26, 2015, we had 657 stockholders of record of our common stock. Our transfer agent, VStock Transfer, Inc, maintains the recording of stockholders of record.

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

Recent Sales of Unregistered Securities

During 2014, 2,995,613 shares of common stock valued at $55,001 were issued to key employees as employee compensation and 1,311,454 shares of common stock valued at $26,994 were issued to directors as board compensation.

During 2014, we sold 2,993,859 shares of common stock for proceeds of $61,130.

Throughout 2014, the Company issued 3,791,806 shares of common stock valued at $74,245 in lieu of note payments.

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

The following discussion of our financial condition and results of operation for the fiscal years ended December 31, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Hasco Medical, Inc., formerly BBC Graphics of Palm Beach Inc. was incorporated in May 1999 under the laws of the State of Florida. Through a series of transactions, BBC Graphics of Palm Beach Inc. (at the time an inactive corporation) became Hasco Medical, Inc. (Hasco).  Concurrently, Hasco Medical, Inc. acquired Southern Medical & Mobility.  In May, 2011, Hasco acquired Mobility Freedom, Inc. and Wheelchair Vans of America.  In November, 2011, Hasco acquired Certified Medical Systems II (Certified Medical).  A more detailed description of these transactions is contained in our 10-K filing with the Securities and Exchange Commission for the period ended December 31, 2012. On March 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp., a closely-held New Hampshire corporation (Ride-Away).  On September 4, 2013, Hasco Medical, Inc. completed the acquisition of Auto Mobility Sales, Inc. (Auto Mobility).  On June 30, 2014, Hasco Medical sold Certified Medical Systems II to a private buyer.

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

A summary of significant accounting policies is included in Note 1 to the consolidated financial statements included for the year ended December 31, 2014 and notes thereto contained in this report as filed with the Securities and Exchange Commission.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company’s operating results and financial condition.

Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:

Use of Estimates - Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our audited consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Management bases its use of estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

Accounts Receivable - Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, and other operating trends. Also considered are relevant business conditions such as governmental and third party payer claims processing procedures and system changes. Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

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

Goodwill and Other Intangible Assets - In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangibles at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Reimbursement by Third Party Payers

In 2014, we derived approximately 23% of our Modified Mobility Vehicles Segment revenue from the United States Department of Veterans Affairs (the “VA”) and other Veterans programs.

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

Results of Operations

The results of operations presented on a historical comparative basis require consideration in the nature of the change in business activity and the acquisition of business entities from 2014 to 2013.  Any such comparison requires a careful examination of the change in the nature of the Company’s business activity in conjunction with numerical comparisons of year-to-year results. The following table provides an overview of certain key factors of our results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013:

	Year ended December 31,
	2014	2013
Net revenues	$91,019,508	$72,913,615
Cost of sales	67,684,020	54,935,899
Operating expenses:
Selling and marketing	4,169,497	3,350,612
General and administrative	14,228,076	11,905,466
Amortization and depreciation	964,330	1,053,808
Total operating expenses	19,361,903	16,309,886
Income from operations	3,973,585	1,667,830
Total other income (expense)	(1,096,992)	(581,660)
Provision for income taxes	1,045,966	62,578
Income from continued operations	1,830,627	1,023,592
(Loss) from discontinued operations	249,776	(222,038)
Net income	$2,080,403	$801,554

Other Key Indicators:

	Year ended December 31,
	2014	2013
Cost of sales as a percentage of revenues	74.4%	75.3%
Gross profit margin	25.6%	24.7%
General and administrative expenses as a percentage of revenues	15.6%	16.3%
Total operating expenses as a percentage of revenues	21.3%	22.4%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Year Ended December 31,
	2014	2013
Product Sales	$73,498,940	$58,800,359
Rental Revenue	1,307,053	1,276,154
Service and other	16,213,515	12,837,102
Total Net Revenues	$91,019,508	$72,913,615

Year ended December 31, 2014 and 2013

Net Revenues

For the year ended December 31, 2014, we reported revenues of $91,019,508 as compared to revenues of $72,913,615 for the year ended December 31, 2013, an increase of $18,105,893 or approximately 24.8%.  The increase is due to the increase in private pay business for van sales and full year of revenues after the acquisition of Auto Mobility Sales.

Product sales for the year ended December 31, 2014 and 2013 amounted to $73,498,940 and $58,800,359 respectively, an increase of $14,698,581 or 25.0%.  Rental revenue for the year ended December 31, 2014 and December 31, 2013 were $1,307,053 and $1,276,154 respectively, an increase of $30,899 or 2.4%.  Service and other revenue were $16,213,515 for the year ended December 31, 2014 compared to $12,837,102 for the year ended December 31, 2013.  This represents an increase of $3,376,413 or 26.3%.

These increases were due to the increase in private pay business for van sales and the full year of revenue from the acquisition of Auto Mobility Sales. We do not anticipate any significant price increases in 2014.  Product sales comprise approximately 80.8% and 80.6% of the Company’s sales for the year ended December 31, 2014 and December 31, 2013 respectively.

Cost of Sales

Our cost of sales consists of products purchased for resale and service parts and labor.  For the year ended December 31, 2014, cost of sales was $67,684,020, or approximately 74.4% of revenues, compared to $54,935,899, or approximately 75.3% of revenues, for the year ended December 31, 2013. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the increase in revenue.

We have a single vendor that represents 58% of our purchases.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage increased to 25.6% for the year ended December 31, 2014 from 24.7% for the year ended December 31, 2013, due to the greater buying power and utilization of capacity in service.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 21.3% for the year ended December 31, 2014 from 22.4% for the year ended December 31, 2013.  These changes include:

Selling and Marketing Expense. For the year ended December 31, 2014, selling and marketing costs were $4,169,497 and $3,350,612 for the year ended December 31, 2013. The increase was due to a full year of expense associated with the Auto Mobility acquisition and an additional location in 2014.

General and Administrative Expense. For the year ended December 31, 2014, general and administrative expenses were $14,228,076 as compared to $11,905,466 for the year ended December 31, 2013, an increase of $2,322,610. The increase is due to the additional rent and employee compensating associated with the acquisition of Auto Mobility in 2013, store level and executive level bonuses not paid in 2013, additional insurance coverage for liability and garage insurance and additional accounting staff added in 2014.  For the year ended December 31, 2014 and 2013 general and administrative expenses consisted of the following:

	Year Ended December 31,
	2014	2013
Rent	$1,877,323	$1,856,607
Employee compensation	8,286,428	6,757,230
Professional fees	708,819	316,243
Internet/Phone	397,253	420,179
Travel/Entertainment	344,268	364,993
Insurance	633,057	299,854
Other general and administrative	1,980,928	1,890,360
	$14,228,076	$11,905,466

•	For the year ended December 31, 2014, rent expense increased by $20,716 as compared the year ended December 31, 2013. The increase is due to the additional rent from our new location in Maryland.

•

For the year ended December 31, 2014, employee compensation, related taxes and stock-based compensation expenses were $8,286,428, an increase of $1,529,198 over the year ended December 31, 2013. The increase relates primarily to the personnel added with the acquisition Auto Mobility Sales which were included in 2013 for one quarter as compared to a full fiscal year in 2014.  Also this increase is due to additions in the accounting and finance functions in order to gain better reporting and controls as well as store and executive level bonuses not paid in 2013

•

For the year ended December 31, 2014, professional fees increased to $708,819 as compared to $316,243 for the year ended December 31, 2013; an increase of $392,576.  This increase is due to additional legal fees for legal matters in dealing with past acquisitions.

•

For the year ended December 31, 2014, internet/telephone expense decreased to $397,253 as compared to $420,179 for the year ended December 31, 2013, a decrease of $22,926.  This decrease is due to a renegotiation of pricing with our internet and phone provider.

•

For the year ended December 31, 2014, travel and entertainment expense decreased to $344,268 as compared to $364,993 for the year ended December 31, 2013, a decrease of $20,725.  This decrease is due to the cost management and awareness of this expense.

•

For the year ended December 31, 2014 insurance expense increased to $633,057 as compared to 299,854 for the year ended December 31, 2013.  This increase is due to the increase in coverage on our garage insurances, the self-funding of our healthcare insurance and an increase in our D&O insurance coverages.

•

For the year ended December 31, 2014, other general and administrative expense increased to $1,980,928 as compared to $1,890,360 for the year ended December 31, 2013, an increase of $90,568.  This increase is due mainly to an increase in bad debt expense.

Depreciation and Amortization Expense.  For the year ended December 31, 2014, depreciation and amortization expense amounted to $964,330 as compared to $1,053,808 for the year ended December 31, 2013, a decrease of $89,478.  The decrease is due to a reduction in fleet vans in 2014 as compared to 2013.

INCOME FROM CONTINUING OPERATIONS

We reported income from continuing operations before taxes of $2,876,593 for the year ended December 31, 2014 as compared to income from continuing operations before taxes of $1,086,170 for the year ended December 31, 2013.

OTHER INCOME (EXPENSES)

Other income (expense) for the year ended December 31, 2014 amounted to $(1,096,992) compared to $(581,660) for the year ended December 31, 2013.  Other income and expense consists of acquisition fees and interest expense.

Early pay discounts for the years ended December 31, 2014 and 2013 were $231,386 and $487,311, respectively.

Interest expense for the year ended December 31, 2014 amounted to $(1,103,517) as compared to $(1,068,971) for the year ended December 31, 2013, an increase of $34,546.  This increase is due to the increase in volume on the GE floor plan agreement.

NET INCOME

Our net income was $2,080,403 for the year ended December 31, 2014 compared to net income of $801,554 for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

General – Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013	$ Change	% Change
Working capital surplus	$1,952,055	$376,487	$1,575,568	418.4

Cash	509,924	150,313	359,612	239.2
Accounts receivable, net	9,006,558	6,182,680	2,823,878	45.7
Inventory	16,641,806	11,572,060	5,069,746	43.8
Total current assets	$27,236,379	$18,823,065	$8,413,314	44.7
Property and equipment, net	2,041,141	2,141,212	(100,071)	(4.7)
Intangible assets, net	6,153,118	6,214,034	(60,916)	(1.0)
Total assets	$36,305,547	$27,932,480	$8,373,067	30.0

Accounts payable and accrued liabilities	$2,842,626	$1,535,547	$1,307,079)	85.1
Cash overdraft	—	175,572	(175,572)	(100.0)
Customer deposits and deferred revenue	465,167	388,433	76,734)	19.8
Line of credit	2,738,878	2,303,143	435,735)	18.9
Note Payable – Floor Plan	15,584,949	12,174,639	3,410,310	28.0
Current portion of capital leases	434,142	366,658	67,484	18.4
Notes payable-current	402,546	354,817	47,729	13.5
Notes payable, related party-current	359,579	339,691	19,888	5.9
Total current liabilities	$25,284,524	$18,446,578	$6,837,946	37.1
Capital lease obligations	870,176	817,828	52,348	6.4
Notes payable-long term	3,667,125	4,110,987	(443,862)	(10.8)
Notes payable, related party-long term	1,576,076	1,947,214	(371,138)	(19.1)
Total liabilities	$31,397,901	$25,322,607	$6,075,294	24.0
Accumulated deficit	(2,971,914)	(5,052,317)	2,080,403	(41.2)
Stockholders’ equity	$4,907,646	$2,609,873	$2,297,773	88.0

Overall, we had an increase in cash of $359,611 in the fiscal year ending December 31, 2014 resulting from cash used in operating activities of $2,116,513, cash used in investing activities of $195,763, and cash provided by financing activities of $2,671,887.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Fiscal Year Ended December 31,
	2014	2013
Cash at beginning of period	$150,313	$850,391
Net cash provided by (used in) operating activities	(2,116,513)	714,950
Net cash used in investing activities	(195,763)	(669,369)
Net cash provided by (used in) financing activities	2,671,887	(745,659)
Cash at end of period	$509,924	$150,313

The decrease in net cash used in operating activities of $2,116,513 for the year ended December 31, 2014 was primarily due to net income of $2,080,403 and non-cash items such as depreciation and amortization expense of $964,330, stock-based compensation of $81,993, and the gain on disposal of property and equipment of $99,968, and the gain on disposal of business entity $83,386 offset partially by the changes in operating assets and liabilities of $5,060,155.  The changes in operating assets and liabilities were primarily due to increases in accounts receivable of $2,823,878, accounts payable of $1,307,079, inventory of $5,101,976, prepaid expenses of $98,880, deferred tax assets of $81,149, customer deposits and deferred revenue of $76,734 and other current liabilities of $1,648,559 offset partially by decreases in other assets of $13,356.

The increase in net cash provided by operating activities of $714,950 for the year ended December 31, 2013 was primarily due to net income of $801,554 and non-cash items such as depreciation and amortization expense of $1,126,104, stock-based compensation of $90,158, and the gain on disposal of property and equipment of $63,195, offset partially by the changes in operating assets and liabilities of $1,239,696.  The changes in operating assets and liabilities were primarily due to increases in accounts receivable of $884,871, bad debt expense of $379,515, and other current liabilities of $116,199 offset partially by decreases in accounts payable of $749,625 inventory of $503,722, prepaid expenses of $279,363, other assets of $4,117, deferred tax assets of $562,397, and customer deposits and deferred revenue of $521,032.

Net cash used in investing activities for the year ended December 31, 2014 was $195,763. The change is due to the purchase of necessary equipment.

Net cash used in investing activities for the year ended December 31, 2013 was $669,369. The change is due to the acquisition of Auto Mobility of $468,978, and purchases of property and equipment of $202,291, offset primarily by the proceeds from the sale of property and equipment of $1,900.

Net cash provided by financing activities for the year ended December 31, 2014 was $2,671,887. This consisted of net proceeds on our lines of credit of $435,735, offset partially by net proceeds on our floor plan of $3,410,310, repayments on our notes payable of $396,133, repayments of related party notes payable of $277,003, and principal payments under capital lease obligations of $386,580, a reversal of cash overdraft from 2013 of $175,572 and proceeds from sale of common stock of $61,130.

Net cash used in financing activities for the year ended December 31, 2013 was $745,659. This consisted of net repayments on our lines of credit of $3,778,225, net draws and repayments on our notes payable of $359,389, repayments of related party notes payable of $229,166, and principal payments under capital lease obligations of $892,723, and offset partially by net draws on our floor plan of $4,336,272, a cash overdraft of $175,572, and proceeds from sale of common stock of $2,000.

At December 31, 2014 we had a working capital surplus of $1,952,055 and accumulated deficit of $(2,971,914).

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

Vehicle Floorplans and Lines of Credit – Vehicle floorplans and line of credit reflect the amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with our corresponding manufacturers.  Changes in our vehicle floorplan and credit lines are reported in the financing cash flow section.  Below is a listing of our gross usage and payments on the company’s floorplan and credit lines for the years ended December 31, 2014 and 2013:

For the year-ended December 31, 2014:

Facility	Additions	Payments	Net Usage Increase (Decrease)
Floor plan	$58,243,309	$54,832,999	$3,410,310
Line of credit	27,320,334	26,884,599	435,735
Total	$85,543,643	$81,717,598	$3,846,045

For the year-ended December 31, 2013:

Facility	Additions	Payments	Net Usage Increase
Floor plan	$35,335,676	$30,999,404	$4,336,272
Line of credit	10,181,910	13,960,135	(3,778,225)
Total	$45,517,586	$44,959,539	$558,047

See Note 7 of Notes to Consolidated Financial Statements for additional information regarding our indebtedness.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2014.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Operating Lease	$9,038,314	$1,612,936	$3,290,728	$1,414,286	$2,720,364
Capital lease	1,304,318	434,142	870,176	—	—
Line of credit	15,584,949	15,584,949	—	—	—
Notes payable	4,069,671	402,546	1,254,908	949,785	1,462,432
Notes payable – related party	1,935,655	359,579	973,484	$471,615	$130,977
Total Contractual Obligations:	$31,932,907	$18,394,152	$6,389,296	$2,835,686	$4,313,773

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

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 20, 2014, DKM Certified Public Accountants (the “Former Auditor”) was dismissed as the independent registered public accounting firm for the Company.  The Former Auditor had served as the auditors of the Company’s financial statements for the year ended December 31, 2012.

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2014, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  As previously discussed, management is aware of the limitations of current system of control and procedures.  A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance that the control system’s objectives will be met. Further, the design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Identification of Significant Deficiencies in Controls and Procedures

In connection with the evaluation of our controls and procedures for the year ended December 31, 2014 we have determined that we have significant deficiencies in our controls and procedures, as more fully described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

We have become aware that we need strengthened controls regarding:

A)

Controls over the selection and application of accounting principles that are in conformity with generally accepted accounting principles. Having sufficient expertise in selecting and applying accounting principles is an aspect of such controls.

B)	Antifraud programs and controls.

C)	Controls over non-routine and nonsystematic transactions.

•

Accounting and Finance Personnel Weakness — As of the years ended December 31, 2014 and 2013, the Company lacked appropriate resources within the accounting function.  The accounting staff is comprised of few people and, as of December 31, 2014, the staff did not have an adequate number of personnel with the expertise and training to meet the Company’s reporting demands.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our executive officers and directors:

Name	Age	Position
Hal Compton, Sr.	66	Chairman of the Board
Hal Compton, Jr.	41	Chief Executive Officer and Director
Shane Jorgenson	48	Chief Financial Officer
Alfredo Ollivierre III	45	Chief Operating Officer
Bill Marginson*	67	Director
Barry McCook*	66	Director

* Director member of the audit and compensation committees.

Biographical Information

Harold F. Compton, Sr.:  Mr. Compton has been a member of our Board of Directors since January 2009. Mr. Compton has been a retailer for more than 30 years. Mr. Compton joined CompUSA Inc. in 1994 as Executive Vice President-Operations, becoming Executive Vice President and Chief Operating Officer in 1995, President of CompUSA Stores in 1996 and Chief Executive Officer of CompUSA Inc. in 2000, a position he held until his retirement in 2004. Prior to joining CompUSA, Inc., from 1993 until 1994 he served as President and COO of Central Electric Inc., Executive Vice President Operations and Human Resources, and Director of Stores for HomeBase (1989 to 1993), Senior Vice President Operations and Director of Stores for Roses Discount Department Stores (1986 to 1989), and held various management positions including Store Manager, District Manager, Regional Vice President and Zone Vice President for Zayre Corporation from 1965 to 1986.

Hal Compton, Jr.:  Mr. Compton is the CEO/President of Hasco Medical, Inc. Prior to joining Hasco Medical, Inc., he was in the retail sector for 18 years. He was previously the Vice President of Sales and Operations in charge of stores for CompUSA. In addition to his professional experience, he is currently serving on the National Advisory Council for Arnold Palmer Hospital in Orlando, Florida.  Mr. Compton is a graduate of Pepperdine University.

Shane Jorgenson:  Mr. Jorgenson is the Chief Financial Officer of Hasco Medical, Inc. holds a Bachelor of Business Administration in accounting, finance, and statistics from The University of Tulsa in Tulsa, Oklahoma.  Mr. Jorgenson served as Chief Financial Officer and Vice President Strategic Planning for Cistera Networks, Inc. in Plano, Texas.  His experience includes both public and private entities ranging from $3M to $8B in revenues.  Mr. Jorgenson is experienced in multi-unit retail, distribution and service industries as well as real estate and construction.  He previously held the positions of CFO for PrimeSource Food Service Equipment as well as CFO and COO positions for Platinum Packaging, Inc.  He currently holds board positions for Tomlinson Touching Lives Foundation and Ladainian Tomlinson Preparatory Academy.

Alfredo Ollivierre III:  Mr. Ollivierre is the Chief Operating Officer of Hasco Medical, Inc. Prior to joining Hasco, he was in the retail sector for over 25 years, working for CompUSA. During his stay with CompUSA, he was in charge of several key projects, including opening locations in the Puerto Rico market. Mr. Ollivierre was previously the Senior Director and Regional Manager of Sales and Operations for CompUSA in charge of the Southeastern United States and Puerto Rico.

Bill Marginson:  Mr. Marginson is a Mortgage Loan Consultant with SunTrust Mortgage Inc.  He was also a founding partner of LSM Mortgage, Inc. / Sandcastle Title, Inc. of Tampa, Florida. Prior to founding LSM Mortgage, he worked in the retail industry for 30 years, including serving as President of Clearwater Mattress Inc. and as President / CEO of “The Wiz” a N.Y. based electronics retailer. In addition, Mr. Marginson was the President / Co-founder of Yes Appliances and Furniture Co. Inc. and has also held senior executive positions with The Garr Consulting Group, Montgomery Ward, and Zayre Discount Department Stores. Mr. Marginson served as an officer in the U.S. Army, and holds an MBA in Management and Finance, with distinction, from Babson College, and a B.S. in Business Economics from the University of Rhode Island. He currently serves on the Entrepreneurship Board of Directors for The University of Tampa.

Barry McCook:  Mr. McCook is currently the owner and President of QS, LLC, a commercial construction and real estate firm.  He was also previously the founder and president of Finders Keepers Inc., an Atlanta, Georgia based retailer featuring deep discount gifts and home accessories.  Prior to founding Finders Keepers, Inc., he served in senior management positions in the retail industry for 27 years, including serving as Senior Vice President of Store Operations and Real Estate for Softwarehouse /CompUSA, the Director of Store Operations for Tuesday Morning Inc., and as a District Manager for Eckerd Drug Inc.  In addition, Mr. McCook holds a BBA in Finance from the University of Texas – Arlington.

Family Relationships

Harold Compton Sr. and Harold Compton Jr. are father and son.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms furnished to us during the year ended December 31, 2014, none of our executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have failed to file the required reports in a timely manner.

Code of Ethics Policy

The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge by written request to 15928 Midway Rd., Addison, Texas 75001.

Committees of our Board of Directors

Our Board of Directors has created both an Audit Committee and a Compensation Committee. We do not have a Nominating Committee or any committee performing a similar function. The functions that such a committee would undertake are being undertaken by the entire board as a whole. We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors or any inquiry as to what the procedures may be if a stockholder wished to make such a recommendation.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

The Compensation Committee has adopted a charter. The Compensation Committee charter provides that the Compensation Committee has overall responsibility for approving and evaluating executive officer compensation plans, policies and programs of our Company, as well as all equity-based compensation plans and policies. In addition, the Compensation Committee oversees reviews and approves all of our ERISA and other employee benefit plans which we may establish from time to time. The Compensation Committee is also responsible for, when applicable,   producing annual reports on executive compensation for inclusion in our proxy statement and assisting in the preparation of certain information to be included in other periodic reports filed with the SEC.

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

Summary Compensation Table

The following table summarizes the overall compensation earned over each of the past two fiscal years ending December 31, 2014 by (1) each person who served as our principal executive officer during fiscal 2014; and (2) our two most highly compensated executive officers as of December 31, 2014 with compensation during fiscal 2014 of $100,000 or more (the “Named Executive Officers”).  The value attributable to any option awards is computed in accordance with ASC Topic 718.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Hal Compton Jr. (1)	2014	253,600	—	—	—	—	—	26,659	280,259
	2013	228,223	—	17,000	—	—	—	18,591	263,814

Alfredo Ollivierre (2)	2014	143,600	—	—	—	—	—	26,659	170,259
	2013	129,184	—	8,500	—	—	—	21,722	159,406

Shane Jorgenson (3)	2014	157,116	—	—	—	—	—	7,941	165,057

Jens Mielke (4)	2013	165,553	—	—	—	—	—	4,847	170,400

(1)	Hal Compton Jr. has served as our CEO since May 2009. Other compensation for fiscal 2014 and 2013 included $26,659 and $18,591, respectively for payment of health, dental and life insurance.

(2)	Alfredo Ollivierre has served as our COO since May 2009. Other compensation for fiscal 2014 and 2013 included $26,659 and $21,722, respectively for payment of health, dental and life insurance.

(3)	Shane Jorgenson has served as CFO since February 24, 2014. Other compensation for the fiscal year 2014 was $7,941 for payment of health, dental, and life insurance.

(4)	Jens Mielke served as CFO from August 21, 2013 to February 23, 2014. Other compensation for fiscal 2013 included $4,847 for payment of health, dental, and life insurance.

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

We believe that the salaries paid to our executive officers during 2014 and 2013 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our Company. Salary is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

As of December 31, 2014, there were no unexercised or unvested option awards or stock awards in place for any Director or Officer of the Company.

2009 Stock Option Plan

For the year ended December 31, 2014, no option awards were granted and no option awards were in place.

Pension Benefits

Other than the employee directed 401(k) payroll contribution plan, there were no pension benefit plans in effect in 2014.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no non-qualified defined contributions or other nonqualified deferred compensation plans in effect in 2014.

Employment Agreements

There were no employment agreements in effect in 2014.

Director Compensation

Our Board of Directors is comprised of Hal Compton, Sr., Hal Compton, Jr., Bill Marginson and Barry McCook. Hal Compton, Jr. does not receive any compensation specifically for his Board services. All other Directors have a direct compensation plan of $3,000 per quarter to be paid in cash or stock at the discretion of the Director.  That compensation plan has been increased to $4,000 per quarter in 2015.  The compensation payable to each individual for their service on our Board may be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 31, 2014 we had 1,004,210,973 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2014 by:

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

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Share Exchange (1)	Percent of Class

5% Owners
Mark Lore	Former Vice-President	171,944,450	17.1%
HASCO Holdings, LLC		646,557,142	64.4%

Officers and Directors
Hal Compton, Sr. (2)	Chairman of the Board	257,440,014	25.6%
Scott Compton (2)	Former Chief Mktg. Officer	215,519,047	21.5%
Hal Compton, Jr. (2)	Chief Executive Officer	219,624,310	21.9%
Barry McCook	Board member	2,304,352	*
Bill Marginson	Board member	1,057,079	*
Alfredo Ollivierre III	Chief Operating Officer	4,052,633	*
All directors and executive officers as a group (8 people)		699,997,435	69.7%

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

During 2014, 2,995,613 shares of common stock valued at $55,001 were issued to key employees as employee compensation and 1,311,454 shares of common stock valued at $26,994 were issued to directors as board compensation.

During 2014, we sold 2,993,859 shares of common stock for proceeds of $61,130.

Throughout 2014, the Company issued 3,791,806 shares valued at $74,245 in lieu of note payments.

In connection with the acquisition of Auto Mobility Sales, on September 4, 2013 the Company issued a promissory note to a Related Party (Robert Desmarais, President of Stores) in the original amount of $210,000 over 60 months at an interest rate of 5%, with payments commencing on November 1, 2013.  The note matures on October 1, 2018.  Monthly installment payments are $3,963.

In connection with the acquisition of Auto Mobility Sales, on September 4, 2013 the Company issued a promissory note to a Related Party (Aaron Gardner, Vice President of Sales) in the original amount of $140,000 over 60 months at an interest rate of 5%, with payments commencing on November 1, 2013.  The note matures on October 1, 2018.  Monthly installment payments are $2,642.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2014	2013
Audit Fees (1)	$65,000	$60,000
Audit Related Fees (2)	27,000	17,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2014 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger between BBC Graphics of Palm Beach, Inc. HASCO Holdings, LLC and Southern Medical & Mobility, Inc. *

2.2	Amendment to Articles of Incorporation of BBC Graphics, Inc. *

2.3	Bylaws of Southern Medical & Mobility, Inc. *

2.4	Schedule of Directors and Officers of Surviving Corporation *

2.5	Articles of Incorporation of Southern Medical & Mobility, Inc. *

2.6	Amendments to the Articles of Incorporation of Southern Medical & Mobility, Inc. *

2.7	Amendment to Stock Sale and Purchase Agreement *

2.8	Delaware Certificate of Merger between Southern Medical Acquisition, Inc. and Southern Medical & Mobility, Inc. *

10.1	Floor Plan Financing Agreement

21.1	List of Subsidiaries *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	Interactive Data Files of Financial Statements and Notes contained in this Annual Report on Form 10-K.**

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

HASCO MEDICAL, INC.

By:/s/ Hal Compton, Jr.
March 30, 2015	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hal Compton, Jr.	Chief Executive Officer, principal executive officer	March 30, 2015
Hal Compton, Jr.

/s/ Shane Jorgenson	Chief Financial Officer, principal financial and accounting officer	March 30, 2015
Shane Jorgenson

/s/ Hal Compton, Sr.	Director	March 30, 2015
Hal Compton, Sr.

/s/ Bill Marginson	Director	March 30, 2015
Bill Marginson

/s/ Barry McCook	Director	March 30, 2015
Barry McCook

HASCO MEDICAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HASCO Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of HASCO Medical, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HASCO Medical, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

March 30, 2015

AN INDEPENDENT MEMBER OF BAKER TILLY INTERNATIONAL	WEAVER AND TIDWELL LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS WWW.WEAVERLLP.COM	DALLAS 12221 MERIT DRIVE, SUITE 1400, DALLAS, TX 75251 P: (972) 490 1970 F: (972) 702 8321

Hasco Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2014	2013

Assets
Current assets
Cash	$509,924	$150,313
Accounts receivable, net of allowance for doubtful accounts of $752,624 and $686,345, respectively	9,006,558	6,182,680
Inventory, net	16,641,806	11,572,060
Deferred tax asset, short-term	448,877	413,193
Note receivable – current portion	25,515	—
Prepaid expenses and other current assets	603,699	504,819
Total current assets	27,236,379	18,823,065

Property & equipment, net of accumulated depreciation of $1,940,549 and $1,164,634, respectively	2,041,141	2,141,212

Intangible assets, net of accumulated amortization of $31,108 and $10,192, respectively	6,153,118	6,214,034
Deferred tax asset, long-term	194,669	149,204
Note receivable – long-term portion	88,631	—
Other non-current assets	591,609	604,965
Total Assets	$36,305,547	$27,932,480

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,842,626	$1,535,547
Cash overdraft	—	175,572
Customer deposits and deferred revenue	465,167	388,433
Line of credit	2,738,878	2,303,143
Notes payable – Floor Plan	15,584,949	12,174,639
Obligation under capital leases	434,142	366,658
Current portion of note payable	402,546	354,817
Current portion of note payable, related party	359,579	339,691
Other current liabilities	2,456,637	808,078
Total current liabilities	25,284,524	18,446,578

Obligation under capital leases, net of current portion	870,176	817,828
Notes payable, net of current portion	3,667,125	4,110,987
Notes payable to related party, net of current portion	1,576,076	1,947,214
Total liabilities	31,397,901	25,322,607

Stockholders’ Equity
Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 1,004,210,973 and 993,135,076 shares issued and outstanding, respectively	1,004,210	993,134
Additional paid-in capital	6,875,350	6,669,056
Accumulated deficit	(2,971,914)	(5,052,317)
Total stockholders’ equity	4,907,646	2,609,873

Total Liabilities and Stockholders’ Equity	$36,305,547	$27,932,480

The accompanying notes are an integral part of these consolidated financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2014	2013

Product sales	$73,498,940	$58,800,359
Rental revenue	1,307,053	1,276,154
Service and other	16,213,515	12,837,102
Total net revenues	91,019,508	72,913,615

Cost of sales	67,684,020	54,935,899

Gross profit	23,335,488	17,977,716

Operating expenses:
Selling and marketing	4,169,497	3,350,612
General and administrative	14,228,076	11,905,466
Amortization and depreciation	964,330	1,053,808
Total operating expenses	19,361,903	16,309,886

Income from operations	3,973,585	1,667,830

Other income (expense):
Other income	6,525	487,311
Interest expense	(1,103,517)	(1,068,971)
Total other income (expense)	(1,096,992)	(581,660)

Income from continuing operations before income taxes	2,876,593	1,086,170

Provision for income taxes	1,045,966	62,578
Income from continued operations	1,830,627	1,023,592
Gain(Loss) from discontinued operations	249,776	(222,038)
Net income	$2,080,403	$801,554

Earnings per share:
Basic and dilutive – continued operations	$0.00	$0.00
Basic and dilutive – discontinued operations	$0.00	$0.00

Weighted average shares outstanding
Basic and dilutive	1,000,518,665	989,545,590

The accompanying notes are an integral part of these consolidated financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

							Stock-
	Preferred		Common		Additional		Holders’
		$0.001		$0.001	Paid in	Retained	Equity
	shares	par	shares	par	Capital	Deficit	(Deficit)

Balance at December 31, 2012	—	$—	987,852,772	$987,853	$6,560,979	$(5,853,871)	$1,694,961

Issuance of common stock for:
Cash	—	—	159,820	159	1,841	—	2,000
Employee compensation	—	—	4,122,484	4,122	86,036	—	90,158
Settlement of services	—	—	1,000,000	1,000	20,200	—	21,200
Net income	—	—	—	—	—	801,554	801,554

Balance at December 31, 2013	—	$—	993,135,076	$993,134	$6,669,056	$(5,052,317)	$2,609,873

Issuance of common stock for:
Cash	—	—	2,993,859	2,994	58,136	—	61,130
Employee compensation	—	—	2,995,613	2,996	52,005	—	55,001
Board compensation	—	—	1,311,454	1,311	25,683	—	26,994
Loan Payments	—	—	3,774,971	3,775	70,470	—	74,245
Net income	—	—	—	—	—	2,080,403	2,080,403

Balance at December 31, 2014	—	$—	1,004,210,973	$1,004,210	$6,875,350	$(2,971,914)	$4,907,646

The accompanying notes are an integral part of these consolidated financial statements.

Hasco Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31,

	2014	2013
Cash Flows from Operating Activities:
Net income	$2,080,403	$801,554
Adjustment to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	964,330	1,126,104
Gain on disposal of property and equipment	(99,698)	(63,195)
Gain on disposition of subsidiary	(83,386)	—
Stock based compensation	81,993	90,158
Deferred tax asset	(81,149)	(562,397)
Bad debt expense	—	379,515
Changes in assets and liabilities:
Accounts receivable	(2,823,878)	884,871
Inventory	(5,101,976)	(503,722)
Prepaid expenses	(98,880)	(279,363)
Other assets	13,356	(4,117)
Accounts payable and accrued expenses	1,307,079	(749,625)
Other current liabilities	1,648,559	116,199
Customer deposits and deferred revenue	76,734	(521,032)
Net Cash Provided by (Used In) Operating Activities	(2,116,513)	714,950

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	—	1,900
Purchase of property and equipment	(195,763)	(202,291)
Acquisition of investment in subsidiary, net of cash acquired	—	(468,978)
Net Cash Used in Investing Activities	(195,763)	(669,369)

Cash Flows from Financing Activities:
Proceeds from floor plan financing	58,243,309	35,335,676
Repayments of floor plan financing	(54,832,999)	(30,999,404)
Proceeds from line of credit	27,320,334	10,181,910
Repayments of line of credit	(26,884,599)	(13,960,135)
Proceeds from note and loan payables	—	16,420
Repayments of note and loan payables	(396,133)	(375,809)
Repayments of loan payables – related party	(277,003)	(229,166)
Principal and interest payments under capital lease obligations	(386,580)	(892,723)
Cash overdraft	(175,572)	175,572
Proceeds from issuance of stock	61,130	2,000
Net Cash Provided By (Used In) Financing Activities	2,671,887	(745,659)

Net increase (decrease) in Cash	359,611	(700,078)
Cash at beginning of period	150,313	850,391
Cash at end of period	$509,924	$150,313

Supplemental cash flow information:
Interest paid	$1,071,582	$1,075,129
Taxes paid	$128,500	$256,543

Supplemental Schedule of Noncash Investing and Financing Activities
Loan payments through issuance of common stock	$74,245	$21,200
Promissory notes issued for the acquisition of assets	$—	$350,000
Vehicle purchased through Capital Lease	$573,290	$1,288,285

The accompanying notes are an integral part of these consolidated financial statements.

HASCO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Services and Products

Historically our operations were focused on the provision of a diversified range of home health care services and products. Following our May 2011 acquisition of Mobility Freedom and our March 2012 acquisition of Ride-Away, our operations is conducted within two business units:

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

•

Home Health Care - conducts operations in the home health care market.  Southern Medical & Mobility, Inc. is located in Mobile, Alabama, and Certified Medical Systems II is located in Ocala, Florida.  As of June 30, 2014, the Company no longer conducts business in the Home Health Care segment.  See F-10, Discontinued Operations.

With our acquisitions of Mobility Freedom, Ride-Away, and Auto Mobility, our modified mobility vehicles segment comprises more than 99% of our consolidated revenues.  As a consequence and for purposes of consolidated financial statement presentation, our Home Health Care segment is no longer materially relevant when considering the consolidated financial statements as a whole.

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

Modified Mobility Vehicles

Ride-Away and Mobility Freedom serve individuals with physical limitations that need specialty equipment in order to safely operate a vehicle.  We also provide products for families and care-givers with transport requirements for those under care.  In certain circumstances both the van itself and its specialty equipment are paid for directly by a federal or state agency.  For the periods ended December 31, 2014 and 2013, approximately 23% and 26% of the modified mobility vehicles segment revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).   Mobility Freedom and Ride-Away are both VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate.

We derive approximately 23% of our Modified Mobility Vehicles Segment revenue from the United States Department of Veterans Affairs (the “VA”).

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Policy

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated entities are:

•	Hasco Medical, Inc.;
•	Southern Medical & Mobility, Inc.; (discontinued operations)
•	Mobility Freedom, Inc.;
•	Ride Away Handicapped Equipment, Inc.;
•	Auto Mobility Sales, Inc.;
•	Certified Medical Systems II, Inc.(discontinued operations)

Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.  This reclassification had no impact on the net income, earnings per share or overall working capital of the company.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities that affect the disclosure of contingent assets and liabilities at the date of the balance sheets and affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Significant estimates in 2014 and 2013 include the allowance for doubtful accounts, the valuation reserves for inventory, the useful life of property and equipment, and the fair value of acquisitions.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, and establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of December 31, 2014 and December 31, 2013, because of the relatively short-term maturity of these instruments and their market interest rates.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accouting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition”, and with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.  Revenues consist of the sales of new and used vehicles, sales of parts and automotive services, commissions from finance and insurance products, vehicle rentals, sales of durable medical equipment and home health care services.  The Company recognizes revenue in the period in which products are sold or the services are rendered and only if there is reasonable expectation of collection.  For vehicles, a sale is recorded only when title has transferred and the vehicle has been delivered.  Rebates received from manufacturers are recorded as a reduction of the costs of each vehicle and recognized upon the sale of the vehicle or when earned under a specific manufacturer program.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time and for the periods ended December 31, 2014 and December 31, 2013, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates, at least annually, the rating of the financial institution in which it holds deposits.

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

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at December 31, 2014 and 2013, and generally does not require collateral for revenue generated from equipment sales and supplies.  The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Accounts Receivable

Accounts receivable includes receivables due from the Veterans Administration and third party payers.  The bad debt allowance as of December 31, 2014 and 2013 was $752,624 and $686,345, respectively. Management performs ongoing evaluations of its accounts receivable.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2014 and 2013.

Impairment of Indefinite-Lived Intangible Assets

The Company reviews indefinite-lived intangible assets for impairment annually at October 31. The Company recognizes an impairment loss when the sum of expected discounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment charges of $16,792 for the year ended December 31, 2014 and $0 for the year ended December 31, 2013.  These impairment charges were due to the termination of the use of Auto Mobility Sales, Inc. as a trade name by the Company.

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

Advertising

Advertising is expensed as incurred.  Such expenses for the years ended December 31, 2014 and 2013 totaled $315,472 and $206,348, respectively.

Shipping and Handling Costs

The Company classifies costs related to freight as costs of sales, which was $516,628 and $528,190 as of December 31, 2014 and 2013, respectively.

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

Earnings per Share

Earnings per common share are calculated under the provisions of ASC 260. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding if they would be anti-dilutive. There were no stock options which could potentially dilute earnings per share as of December 31, 2014 and December 31, 2013, respectively.

The following table sets forth the computation of basic and diluted income per share:

	Year ended December 31, 2014	Year ended December 31, 2013
Numerator:
Net income	$2,080,403	$801,554
Denominator:
Denominator for basic income per share
(weighted-average shares)	1,000,518,665	989,545,590
Denominator for dilutive income per share
(adjusted weighted-average)	1,000,518,665	989,545,590
Basic and diluted income per share from continuing operations	$0.00	$0.00

The number of outstanding shares of our common stock as of December 31, 2014 was 1,004,210,973.

Subsequent Events

On January 9, 2015 stock grants in lieu of compensation were granted to directors and officers in the following amounts:

Holder	Position	Shares	Value $
Shane Jorgenson	Officer	250,000	$4,250
Alfredo Ollivierre	Officer	500,000	8,500
Hal Compton Sr.	Director	175,000	2,975
Bill Marginson	Director	175,000	2,975
Barry McCook	Director	175,000	2,975

Totals		1,275,000	$21,675

On February 24, 2015, 1,333,333 shares of stock were issued to Shane Jorgenson, CFO, in lieu of $20,000 compensation for employment issued on his year anniversary date as provided by the February 24, 2014 employment agreement.

On March 2, 2015, the Company signed an additional line of credit with Hancock bank for $1,000,000.  The terms of this agreement are specific to future acquisition transactions. The terms are not disclosed.

The Company has concluded that all subsequent events have now been properly disclosed.

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2014	%	2013	%
Trade receivables	$4,457,010	45.7	$2,993,757	43.6
Government receivables	5,302,172	54.3	3,875,268	56.4
	9,759,182	100.0	6,869,025	100.0
Less: allowances for doubtful accounts	(752,624)		(686,345)
Total	$9,006,558		$6,182,680

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

NOTE 3 – INVENTORY

Inventory consists of the following, as of December 31:

	2014	2013
Vehicles	$15,254,709	$10,859,361
Work-in-process	474,850	412,829
Equipment and supplies	1,022,240	1,008,996
Inventory reserve	(109,993)	(709,126)
	$16,641,806	$11,572,060

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following, as of December 31:

	Estimated
	Life	2014	2013
Building improvements	varies	$949,478	$899,530
Office furniture and equipment	5 years	306,331	303,561
Rental equipment	13-36 months	581,245	434,959
Vehicles	5 years	161,786	91,521
Capitalized leases	varies	1,982,850	1,576,275
		3,981,690	3,305,846
Accumulated depreciation		(1,940,549)	(1,164,634)
		$2,041,141	$2,141,212

For the years ended December 31, 2014 and 2013, depreciation expense amounted to $920,510 and $1,126,104.

The Company has entered into various financing arrangements in connection with the acquisition of delivery vehicles (see Note 7 below).

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Estimated	December 31,	December 31,
	Life	2014	2013

Goodwill related to acquisition of Mobility Freedom	Indefinite	1,641,303	1,641,303
Goodwill related to acquisition of Ride-Away	Indefinite	1,783,710	1,783,710
Goodwill related to acquisition of Ride-Away	Indefinite	105,000	105,000
Trade name related to acquisition of Mobility Freedom	Indefinite	400,000	400,000
Trade name related to acquisition of Ride-Away	Indefinite	990,000	990,000
Primary market area related to acquisition of Mobility Freedom	Indefinite	280,000	280,000
Primary market area related to acquisition of Ride Away	Indefinite	470,000	470,000
Goodwill related to acquisition of Auto Mobility Sales	Indefinite	284,213	284,213
Trade name related to acquisition of Auto Mobility Sales	2.32 years	—	40,000
Primary market area related to acquisition of Auto Mobility Sales	Indefinite	150,000	150,000
Non-compete agreements area related to acquisition of Auto Mobility Sales	3 years	80,000	80,000
Subtotal		6,184,226	6,224,226
Accumulated amortization		(31,108)	(10,192)
Total		$6,153,118	$6,214,034

For the years ended December 31, 2014 and 2013 amortization expense was $43,820 and $10,192, respectively.

NOTE 6 – OBLIGATIONS UNDER CAPITAL LEASE

The Company is a lessee of certain property and equipment under capital lease obligations that expire on various dates through February 2018.  The terms of the capital lease obligations provide for monthly lease payments ranging from approximately $200 to $1,307.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related asset.  The assets are depreciated over the shorter period of the lease term or the estimate useful life.

As of December 31, 2014, future minimum annual commitments under capital lease arrangements are as follows:

Years Ending December 31,
2015	434,142
2016	437,169
2017	278,716
2018	217,786
Total minimum future lease payments	1,367,813
Less: Amounts representing interest	(63,495)
Present value of net minimum lease payments	$$1,304,318

The following is an analysis of the leased equipment under capital leases as of December 31, 2014, which is included in property and equipment (see Note 4).

Vehicles	$1,847,608
Computer equipment	135,243
1,982,851
Less: Accumulated depreciation	(1,007,349)
$975,502

Interest incurred pursuant to the capital lease obligations was $61,068 and $196,696 for the years 2014 and 2013, respectively.

NOTE 7 – NOTES PAYABLE AND DEBT

Revolving Line of Credit

On November 1, 2012, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000 with an interest calculation of the prime rate plus 0.25% which reflected an interest rate of 3.50% as of December 31, 2014.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of December 31, 2014.  Payments due are interest only and the interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $2,738,878 at December 31, 2014 and $2,303,143 at December 31, 2013.

The Company was in compliance with its line of credit covenants at December 31, 2014 and 2013.

Note Payable – Floor Plan

The Company has a floor plan line of credit with General Electric Credit Corporation with a maximum borrowing capacity of $11,250,000 for Ride-Away, $3,850,000 for Mobility Freedom, and $1,750,000 for Auto Mobility Sales at December 31, 2013.  The borrowing capacity was increased by $5 million on May 20, 2013.  Amounts borrowed for vehicles under this line bear no interest for 60 days and then bear interest at the 90 day LIBOR plus 6.0% for Ride-Away and at the 90 day LIBOR plus 5.5% for Mobility Freedom and Auto Mobility Sales.  The loan balance on the vehicle is due when the vehicle is fully funded or paid by the customer.  If the vehicle is not fully funded or paid within nine months of being purchased by the Company and funded by the floor plan, a graduated percentage of the balance is due with the entire balance due at twelve months. The note is secured by the vehicles financed.  At December 31, 2014 and 2013, the Company had $15,584,949 and $12,174,639 respectively, outstanding under these lines.

With the discretionary nature of this loan agreement, the Lender or the Company can terminate this agreement with a thirty (30) day written notice at any time.

The floor plan line of credit is subject to certain covenants, including the requirement that the Company provide audited financials within 90 days of fiscal year end, as defined by the agreement.  The Company received written notification from the lender that it will not require early prepayment of the floor plan line of credit as a result of this covenant violation related to the December 31, 2013 audited financial statements. The Company was in compliance with all other covenants under the floor plan line of credit.  The Company was in compliance with its line of credit covenants for the period ending December 31, 2014.

Installment Debt

Installment debt consist of the following as of December 31:

	2014	2013

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	14,923	25,918

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by guarantee from the majority shareholder of Mobility Freedom	1,679,480	1,785,953

Note Payable to related party, dated May 13, 2011, associated with the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 5% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,415,737	1,618,387

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	18,660	21,785

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences May 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,356,573	2,618,831

Note payable to related party, dated March 1, 2012, issued for the acquisition or Ride-Away, original amount of $500,000 , five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	244,010	342,143

Promissory Note payable to a related party, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $210,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $3,963	165,565	205,877

Promissory Note payable to a related party, dated September 4, 2013, issued for the acquisition of Auto Mobility Sales, original amount of $140,000 , five years (60 months), 5% interest rate, commenced November 1, 2013, matures October 1, 2018, monthly installment payments of $2,642	110,378	133,815

Total debt	6,005,326	6,752,709

Current portion of long-term debt, notes payable	762,125	694,508
Long-term portion	$5,243,201	$6,058,201

Future debt amortization:

2015	$762,125
2016	779,379
2017	727,129
2018	721,885
2019	692,292
thereafter	2,322,516
$6,005,326

NOTE 8 – RELATED PARTY TRANSACTIONS

Issuance of common stock

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

During 2014, 2,995,613 shares of common stock valued at $55,001 were issued to key employees as employee compensation and 1,311,454 shares of common stock valued at $26,994 were issued to directors as board compensation.

Throughout 2014, the Company issued 3,791,806 shares valued at $74,245 in lieu of note payments.

Sale of common stock

During 2013, we sold 158,820 shares of common stock for proceeds of $2,000.

During 2014, we sold 2,993,859 shares of common stock for proceeds of $61,130.

NOTE 9 – STOCK OPTION PLAN

As of December 31, 2014, the Company currently has no stock option plans in place.

NOTE 10 – COMMITMENTS

Operating Leases

The Ride-Away division leases office space in eleven locations from Maine to Florida under two to twenty-one year operating leases that expire in varying dates from November 30, 2015 to January 15, 2027. The Mobility Freedom division leases office space in four Florida locations under two to five year operating leases that expire at varying dates from April 30, 2015 to September 30, 2019. The office lease agreements have certain escalation clauses and renewal options. Additionally, the Company has lease agreements for computer equipment, including an office copier and fax machine.  Future minimum rental payments required under these operating leases are as follows:

2015	$1,612,936
2016	1,273,055
2017	1,081,793
2018	935,880
2019	735,841
Thereafter	3,398,809
$9,038,314

Rent expense was approximately $1,877,000 and $1,856,000 for the years ended December 31, 2014 and 2013, respectively.

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

NOTE 12 – INCOME TAXES

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

As of December 31, 2014 and 2013, the Company had no net loss carry forwards available to reduce its future federal taxable.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for income for continuing operations for the years ended December 31, 2014 and 2013:

	2014	2013
Expected federal income tax expense (34%)	$978,042	$369,298
State tax expense, net of federal tax effect	149,073	255,467
Deferred taxes	(81,149)	(13,487)
	1,045,966	611,278
Change in valuation allowance	—	(548,700)
Net income tax expense	$1,045,966	$62,578

The Company has gross deferred tax assets and liabilities as of December 31, 2014 and 2013 which are summarized as follows:

Deferred Tax Assets	2014	2013
Fixed assets	$73,136	$126,458
Deferred rent	115,161	67,914
Allowance for doubtful accounts	332,874	231,536
Inventory reserve	150,046	181,657
Total Deferred Tax Asset	671,217	607,565

Deferred Tax Liabilities
Intangibles	27,671	45,168
Total deferred tax liabilities	27,671	45,168
Less: valuation allowance	—	—
Deferred income tax	$643,546	$562,397

NOTE 13 – SEGMENT REPORTING

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

The Company recognizes its share of the earnings and losses in Adaptive Driving Alliance, LLC (“ADA”) pursuant to their ownership percentage of 20%.  The Companies share of distributions totaled $169,788 for the year ended December 31, 2014.  The investment amount of $576,609 is included in Other Assets on the Consolidated Balance Sheet as of December 31, 2014.  The Companies equity in ADA as of December 31, 2014 was approximately $113,000.

The Company evaluates investments in unconsolidated subsidiaries for impairment when factors indicate that a decrease in the value of the investment has occurred that is not temporary. Indicators that should be evaluated for possible impairment of investments include recurring operating losses of the investee or fair value measures that are less than carrying value. Any impairment recognition is based on fair value that is not reflective of temporary conditions. Fair value is determined primarily by discounted long-term cash flows, supported by available market valuations, if applicable. The Company has not booked any impairment to its investment in ADA as of December 31, 2014, and 2013.

NOTE 14 – ACQUISITIONS AND PROFORMA FINANCIAL INFORMATION

On September 4, 2013, Hasco Medical, Inc. completed the acquisition of Auto Mobility Sales, Inc., a closely-held Delaware corporation with locations in Ft. Lauderdale and Lake Worth, Florida.  Pursuant to the terms and conditions of the Stock Purchase Agreement, Hasco Medical paid the two sole selling shareholders of Auto Mobility Sales, Inc.,  $600,000 in cash and $350,000 in Promissory Notes bearing 5% simple interest and principle payable monthly over 5 years for a total consideration of $950,000.  Additionally, the management of Hasco Medical, Inc. considered the two sole shareholders of Auto Mobility Sales, Inc. as “key” employees and each was signed to a 1 year employment and non-compete agreement. The Company reviewed leases, financial statements, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under ASC 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

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

Of the $270,000 allocated to the intangible assets, $40,000 relates to the Auto Mobility name which was assigned a life of 2.32 years, as well as $80,000 towards non-compete agreements with a 3 year life, both will be amortized.  The remaining intangible asset is $150,000 value assigned to Franchise agreements which will not be amortized as those were assigned an indefinite life.  The goodwill recorded was attributable to synergies expected from the merger.  The transaction is treated as a stock purchase for tax purposes and the goodwill is not expected to be deductible for tax purposes.  The above amounts are final per the valuation documented and drafted on November 25, 2013 by CBIZ, an independent valuation company.

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

NOTE 15 – SUBSEQUENT EVENTS

See Note 1 Disclosures