Form 10-Q
period 2015-03-31
HASCO Medical, Inc.
filed 2015-05-14
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

or

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

1,006,762,163 shares of common stock were issued and outstanding as of April 20, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	March 31,
	2015	December 31,
	(unaudited)	2014

Assets
Current assets
Cash	$210,791	$509,924
Accounts receivable, net of allowance for doubtful accounts of $379,453 and $752,624, respectively	6,402,944	9,006,558
Inventory, net of inventory reserve of $106,449 and $109,993 respectively	15,668,718	16,641,806
Deferred tax asset, short term	448,877	448,877
Current portion of note receivable	25,525	25,515
Prepaid expenses and other current assets	776,109	603,699
Total current assets	23,532,964	27,236,379

Property & equipment, net of accumulated depreciation of $2,002,267 and $1,940,549, respectively	1,933,196	2,041,141
Intangible assets, net of accumulated depreciation of $37,774 and $31,108, respectively	6,146,452	6,153,118
Deferred tax asset, long term	194,669	194,669
Note receivable, net of current portion	80,086	88,631
Other non-current assets	599,625	591,609
Total Assets	$32,486,992	$36,305,547

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,092,768	$2,842,626
Cash overdraft	187,089	—
Customer deposits and deferred revenue	865,331	465,167
Line of credit	3,918,885	2,738,878
Note payable - floor plan	11,704,519	15,584,949
Obligation under capital leases	574,800	434,142
Current portion of notes payable	389,989	402,546
Current portion note payable, related party	364,659	359,579
Other current liabilities	1,761,460	2,456,637
Total current liabilities	21,859,500	25,284,524

Obligation under capital leases, net of current portion	604,081	870,176
Notes payable, net of current portion	3,550,136	3,667,125
Notes payable to related party, net of current portion	1,471,823	1,576,076
Total liabilities	27,485,540	31,397,901

Stockholders’ Equity
Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized; and 1,009,619,306 and 1,004,210,973 shares issued and outstanding, respectively	1,009,619	1,004,210
Additional paid-in capital	6,959,216	6,875,350
Accumulated deficit	(2,967,383)	(2,971,914)
Total stockholders’ equity	5,001,452	4,907,646

Total Liabilities and Stockholders’ Equity	$32,486,992	$36,305,547

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months ended March 31,
	2015	2014

Product sales	$15,786,396	$16,588,280
Rental revenue	399,325	245,005
Service and other	3,276,024	3,852,318
Total net revenues	19,461,745	20,685,603

Cost of sales	14,846,915	15,425,817

Gross profit	4,614,830	5,259,786

Operating expenses:
Selling and marketing	868,478	953,798
General and administrative	3,421,383	3,415,207
Amortization and depreciation	224,086	234,327
Total operating expenses	4,513,947	4,603,332

Income from operations	100,883	656,454

Other income (expense)	176,649	20,989
Interest expense	(332,822)	(302,838)
Total other income (expense)	(156,173)	(281,849)

Income (loss) from continuing operations before income taxes	(55,290)	374,605

Provision (benefit) for income taxes	(59,821)	170,218

Income from continuing operations	4,531	204,387

Loss from discontinued operations, net of income tax	—	(10,040)

Net income	4,531	194,347

Earnings per share:
Basic and dilutive-continuing operations	$—	$—
Basic and dilutive-discontinued operations	$—	$—

Weighted average shares outstanding:
Basic and dilutive	1,009,024,984	994,619,535

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three months Ended March 31,
	2015	2014

Cash Flows from operating activities:
Net income	$4,531	$194,347
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	224,086	234,327
Stock based compensation	89,275	34,607
Loss on disposal of property and equipment	13,812	—
Changes in assets and liabilities:
Accounts receivable	2,603,614	364,811
Inventory	973,088	590,726
Prepaid expenses	(172,410)	(149,592)
Other assets	(8,016)	18,035
Accounts payable and accrued expenses	(749,858)	512,254
Customer deposits and deferred revenue	400,164	872
Other liabilities	(695,177)	381,162
Net cash provided by operating activities	2,683,109	2,181,549

Cash Flows from investing activities:
Purchase of property and equipment	(123,287)	(44,875)
Proceeds from note receivable	8,535	—
Net cash used in investing activities	(114,752)	(44,875)

Cash Flows from financing activities:
Proceeds from floor plan financing	8,751,989	10,751,664
Repayments of floor plan financing	(12,632,419)	(10,271,136)
Proceeds from line of credit	8,322,572	—
Repayments of line of credit	(7,142,565)	(1,374,333)
Repayments of note and loan payables	(129,546)	(121,665)
Repayments of loans payables – related party	(99,173)	(83,557)
Principal payments under capital lease obligations	(125,437)	(103,384)
Cash overdraft	187,089	(175,572)
Net cash used in financing activities	(2,867,490)	(1,377,983)

Net change in cash	(299,133)	758,691
Cash at beginning of period	509,924	150,313
Cash at end of period	$210,791	$909,004

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$332,822	$281,914
Income Taxes	$—	$170,218
Non-Cash transactions:
Loan payments made through issuance of common stock	$—	$42,426
Vehicles purchased through capital lease	$—	$201,426

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

Services and Products

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom, our March 2012 acquisition of Ride-Away and our September 2013 acquisition of Auto Mobility Sales, our operations are conducted within one major business unit:

•

Modified Mobility Vehicles – conducts sales of handicap accessible vans, parts and services as well as the rental of such vehicles.  This segment consists of Ride-Away Handicap Equipment Corp. which has thirteen (13) locations from Maine to Florida, Mobility Freedom Inc. which has five (5) locations in Florida and includes “Wheelchair Vans of America” operating our van rental operations, and Auto Mobility Sales, Inc., which has two (2) locations in Florida.

With our acquisitions of Mobility Freedom, Ride-Away, and Auto Mobility Sales as well as the sale of Certified Medical, our Modified Mobility Vehicles segment comprises 100% of our consolidated revenues.  As a consequence and for purposes of consolidated financial statement presentation, our Home Health Care segment is no longer materially relevant when considering the consolidated financial statements as a whole.

Our corporate headquarters and principal corporate operations are conducted in Addison, Texas, a northern suburb of Dallas, Texas. We also house a portion of our corporate operations in Londonderry, New Hampshire.  Hasco Medical Inc. is a Florida corporation.

Modified Mobility Vehicles

Ride-Away, Mobility Freedom and Auto Mobility serve individuals with physical limitations that need specialty equipment in order to safely operate their vehicle.  We also provide products for families and care-givers with transport requirements for those under care. In certain circumstances both the van itself and its specialty equipment is paid for directly by a federal or state agency.  For the periods ended March 31, 2015 and 2014, approximately 18% and 24%, respectively, of the Modified Mobility Vehicles segments revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).  Mobility Freedom and Ride-Away are both a VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate. Ride-Away has thirteen corporate owned stores which are located in Beltsville, MD, East Hartford, CT, Essex Junction, VT, Gray, ME, Londonderry, NH, Norfolk, VA, Norristown, PA, North Attleboro, MA, Norwood, MA, Richmond VA, Tampa, FL Brooklyn, NY and Parkville, MD.  Mobility Freedom has five corporate owned stores located in Orlando, Largo, Clermont, Bunnell and Ocala, Florida.  Auto Mobility Sales has locations in Fort Lauderdale and Lake Worth, Florida.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2015 and the consolidated statements of operations, and cash flows for the three month periods ended March 31, 2015 and  2014 of Hasco Medical Inc. (“Hasco” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the December 31, 2014, Hasco Medical Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended March 31, 2015 are not necessarily indicative of the result to be expected for the full year.

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

Use of Estimates

Management’s Discussion and Analysis or Plan of Operations is based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Management bases its use of estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition”, and with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.  Revenues consist of the sales of new and used vehicles, sales of parts and automotive services, commissions from finance and insurance products, and vehicle rentals.  The Company recognizes revenue in the period in which products are sold or the services are rendered and only if there is reasonable expectation of collection.  For vehicles, a sale is recorded only when title has transferred and the vehicle has been delivered.  Rebates received from manufacturers are recorded as a reduction of the costs of each vehicle and recognized upon the sale of the vehicle or when earned under a specific manufacturer program.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time and for the three month periods ended March 31, 2015 and December 31, 2014, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates, at least annually, the rating of the financial institution in which it holds deposits.

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

Earnings per Share

Earnings per common share are calculated under the provisions of ASC 260. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding if they would be anti-dilutive. There were no stock options which could potentially dilute earnings per share for the periods ended March 31, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted income per share:

	For The Three Months ended March 31,
	2015	2014

Net income	$4,531	$194,347

Basic weighted average outstanding shares of common stock	1,009,024,984	994,619,535
Diluted weighted average common stock	1,009,024,984	994,619,535

Earnings per share:
Basic and diluted	$0.00	$0.00

The number of outstanding shares of our common stock as of March 31, 2015 was 1,009,619,306.

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2015 (unaudited)%		December 31, 2014%

Trade receivables	$2,497,182	36.8	$4,457,010	45.7
Government receivables	4,285,215	63.2	5,302,172	54.3
	6,782,397	100.0	9,759,182	100.0
Less: allowances for doubtful accounts	(379,453)		(752,624)
Total	$6,402,944		$9,006,558

Trade receivables represent amounts due for van sales, van rentals, and medical supplies that have been delivered or sold. Government receivables represent receivables from the VA and other Government bodies related to van sales and rentals listed above.  The Company does not bill Medicare or Medicaid for any vehicle-related sales or service.

NOTE 3 – INVENTORY

Inventory consists of the following:

	March 31, 2015 (unaudited)	December 31, 2014
Vehicles	$14,267,837	$15,254,709
Work in Process	398,804	474,850
Equipment and supplies	1,108,526	1,022,240
Inventory reserve	(106,449)	(109,993)
	$15,668,718	$16,641,806

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		March 31,
	Estimated	2015	December 31,
	Life	(unaudited)	2014

Building improvements	Varies	$955,602	$949,478
Office furniture and equipment	5 years	265,207	306,331
Rental equipment	13-36 months	623,833	581,245
Vehicles	5 years	231,060	161,786
Capitalized leases	Varies	1,859,761	1,982,850
Total		3,935,463	3,981,690
Accumulated depreciation		(2,002,267)	(1,940,549)
Net		$1,933,196	$2,041,141

For the three months ended March 31, 2015 and 2014 depreciation expense amounted to $217,420 and $223,296 respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

		March 31,
	Estimated	2015	December 31,
	Life	(unaudited)	2014
Goodwill related to acquisition of Mobility Freedom	Indefinite	1,641,303	1,641,303
Goodwill related to acquisition of Ride-Away	Indefinite	1,888,710	1,888,710
Trade name related to acquisition of Mobility Freedom	Indefinite	400,000	400,000
Trade name related to acquisition of Ride-Away	Indefinite	990,000	990,000
Primary market area related to acquisition of Mobility Freedom	Indefinite	280,000	280,000
Primary market area related to acquisition of Ride-Away	Indefinite	470,000	470,000
Goodwill related to acquisition of Auto Mobility Sales	Indefinite	284,213	284,213
Primary market area related to acquisition of Auto Mobility Sales	Indefinite	150,000	150,000
Non-compete agreements area related to acquisition of Auto Mobility Sales	3 years	80,000	80,000
Subtotal		6,184,226	6,184,226
Accumulated amortization		(37,774)	(31,108)
Total		$6,146,452	$6,153,118

For the three months ended March 31, 2015 and 2014 amortization expense was $6,666 and $11,031 respectively.

NOTE 6 – NOTES PAYABLE AND DEBT

Revolving Line of Credit

On October 31, 2013, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000 with an interest calculation of the prime rate plus 0.25% which reflected an interest rate of 3.50% as of March 31, 2015.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of December 31, 2014 and expires on October 31, 2016.  Payments due are interest only and the interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $3,918,885 at March 31, 2015 and $2,738,878 at December 31, 2014.

Acquisitions Term Loan Draw Facility

On February 27, 2015, the Company contracted with a bank for a term loan draw facility to be used solely as an acquisitions line of credit.  Borrowing on this agreement is up to $1,000,000 for up to 50% of the acquisition amount of any US company in the Modified Mobility Vehicle industry.  These draws will be charged 6% interest per annum, at the one (1) year anniversary date of each given draw amount, a 48 month term loan is then granted at the same 6% interest amount and the facility is renewed to the full $1,000,000 availability.  This agreement expires on March 27, 2020.

Note Payable – Floor Plan

The Company has a floor plan line of credit with General Electric Credit Corporation with a maximum borrowing capacity of $11,250,000 for Ride-Away, $3,850,000 for Mobility Freedom, and $1,750,000 for Auto Mobility Sales at March 31, 2015.  The borrowing capacity was increased by $5 million on May 20, 2014.  Amounts borrowed for vehicles under this line bear no interest for 60 days and then bear interest at the 90 day LIBOR plus 6.0% for Ride-Away and at the 90 day LIBOR plus 5.5% for Mobility Freedom and Auto Mobility Sales.  The loan balance on the vehicle is due when the vehicle is fully funded or paid by the customer.  If the vehicle is not fully funded or paid within nine months of being purchased by the Company and funded by the floor plan, a graduated percentage of the balance is due with the entire balance due at twelve months. The note is secured by the vehicles financed. At March 31, 2015 and December 31, 2014, the Company had $11,704,519 and $15,584,949 respectively, outstanding under these lines.

With the discretionary nature of this loan agreement, the Lender or the Company can terminate this agreement with a sixty (60) day written notice at any time.

Installment Debt

Installment debts consist of the following:

	March 31, 2015 (unaudited)	December 31, 2014

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	12,566	14,923

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom	1,653,914	1,679,480

Note Payable to related party, dated May 13, 2011, associated with the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 5% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,363,965	1,415,737

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	—	18,660

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences September 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,273,645	2,356,573

Note payable to related party, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $500,000, five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	218,532	244,010

Promissory Note payable to a related party, dated September 4, 2014, issued for the acquisition of Auto Mobility Sales, original amount of $210,000, five years (60 months), 5% interest rate, commenced November 1, 2014, matures October 1, 2018, monthly installment payments of $3,963	152,391	165,565

Promissory Note payable to a related party, dated September 4, 2014, issued for the acquisition of Auto Mobility Sales, original amount of $140,000, five years (60 months), 5% interest rate, commenced November 1, 2014, matures October 1, 2018, monthly installment payments of $2,642	101,594	110,378

Total debt	5,776,607	6,005,326

Current portion of long-term debt, notes payable	754,648	762,125
Long-term portion	$5,021,959	$5,243,201

NOTE 7 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2015, 5,408,333 shares of common stock valued at $89,275 were issued to key employees as employee compensation.

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

As of March 31, 2015 and 2014, the Company had no loss carry forwards available to reduce its future federal taxable income.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for income for continuing operations for the three months ended March 31, 2015 and 2014:

	For The Three months Ended March 31,
	2015	2014
Expected federal income tax expense (benefit) (34%)	$1,540	$127,184
State tax expense, net of federal tax effect	—	23,427
Other	(61,361)	19,607
	(59,821)	170,218
Change in valuation allowance	—	—
Net income tax expense (benefit)	$(59,821)	$170,218

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

According to such standards, management determined that, as a consequence of our Home Healthcare Segment now comprising less than 1% of our gross revenue, the reporting of segment operating results is no longer relevant when considering the financial statement as a whole.

NOTE 11 – DIVESTITURE OF CERTIFIED MEDICAL

On June 30, 2014 the Company entered into an agreement with a related party and completed the sale of its Certified Medical business in exchange for a note receivable in the amount of $124,618.  In connection with the sale, the Company recognized a gain of $92,653.  In accordance with ASC 205-20, the results of operations for the Home Healthcare business segment through March 31, 2015, and for all applicable prior periods, are reported as discontinued operations.  For the three months ended March 31, 2015, income or loss from discontinued operations from Certified Medical was $0.

Concurrent with the sale of its Certified Medical business, the Company and the buyer entered into a transition services agreement pursuant to which each of the parties will provide certain transitional, administrative, and support services to the other party for a period up to nine months, which may be extended upon mutual agreement. Such services provided to the buyer by the Company will be recorded as contra-expense since the Company will be reimbursed for the service cost incurred. Activity associated with transitional service is not considered significant relative to the condensed consolidated financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table provides an overview of certain key factors of our results of continuing operations for the three months ended March 31, 2015 as compared to March 31, 2014:

	Three Months Ended March 31,
	2015	2014
Net revenues	$19,461,745	$20,685,603
Cost of sales	14,846,915	15,425,817
Operating expenses:
Selling and marketing	868,478	953,798
General and administrative	3,421,383	3,415,207
Amortization and depreciation	224,086	234,327
Total operating expenses	4,513,947	4,603,332
Income from operations	100,883	656,454
Total other income	(156,173)	(281,849)
Provision for income taxes	(59,821)	170,218
Income from continuing operations	4,531	204,387
Income (loss) from discontinued operations	—	(10,040)
Net income from continuing operations	$4,531	$194,347

Other Key Indicators:

	Three Months Ended March 31,
	2015	2014
Cost of sales as a percentage of revenues	76.3%	74.6%
Gross profit margin	23.7%	25.4%
General and administrative expenses as a percentage of revenues	17.6%	16.5%
Total operating expenses as a percentage of revenues	23.2%	22.3%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three Months ended March 31,
	2015	2014
Product Sales	$15,786,396	$16,588,280
Rental Revenue	399,325	245,005
Service and other	3,276,024	3,852,318
Total Net Revenues	$19,461,745	$20,685,603

Three Months ended March 31, 2015 and 2014

Net Revenues

For the three months ended March 31, 2015, we reported revenues of $19,461,745 as compared to revenues of $20,685,603 for the three months ended March 31, 2014, a decrease of $1,223,858 or approximately 5.9% over prior year.  The decrease is due to the inclement weather in January and February 2015 in the northeastern region of the United States which caused a high number of closure days for the retail units.  Also the weather deterred our customers from traveling in the elements for service repairs and new van purchases.

Product sales for the three months ended March 31, 2015 and 2014 amounted to $15,786,396 and $16,588,280, respectively, a decrease of $801,884 or 4.8%.  Rental revenue for the three months ended March 31, 2015 and 2014 amounted to $399,325 and $245,005, respectively, an increase of $154,320 or 63.0%.  Service and other revenue for the three months ended March 31, 2015 and 2014 amounted to $3,276,024 and $3,852,318, respectively, a decrease of $576,294 or 15.0%.  The decrease is due to the inclement weather in January and February 2015 in the northeastern region of the United States which caused a high number of closure days for the retail units over prior year.  Also the weather deterred our customers from traveling in the elements for service repairs and new van purchases.

Product sales comprise approximately 81.1% of the Company’s sales for the three months ended March 31, 2015 compared to 80.2% in the same period of 2014.

Cost of Sales

Our cost of sales consists of products purchased for resale, and service parts and labor. For the three months ended March 31, 2015, cost of sales was $14,846,915, or approximately 76.3% of revenues, compared to $15,425,817, or approximately 74.6% of revenues, for the three months ended March 31, 2014. The overall decrease of cost of sales for our Modified Mobility Vehicle operations is due to the decrease in revenue.

We have a single vendor that represents 37% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change, management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our results of operations.

Gross Profit

Overall gross profit percentage decreased to 23.7% for the three months ended March 31, 2015 from 25.4 % for the three months ended March 31, 2014 due to a decrease in our service revenue, which provides higher margins than product revenues.

Total Operating Expense

Total operating expenses increased as a percentage of revenues to 23.2% for the three months ended March 31, 2015 from 22.3% for the three months ended March 31, 2014.  These changes include:

Selling and Marketing Expense. For the three months ended March 31, 2015, selling and marketing costs were $868,478 and $953,798 for the three months ended March 31, 2014. The decrease was due to the decrease in marketing, advertising and print advertising programs initiatives, primarily in the Modified Mobility Vehicle operations.

General and Administrative Expense. For the three months ended March 31, 2015, general and administrative expenses were $3,421,383 as compared to $3,415,207 for the three months ended March 31, 2014, an increase of $6,176. The increase is due to the annual rental increases for our land and building leases as well as increase in salaries as we continue to fill in needed positions.

Depreciation and Amortization Expense. For the three months ended March 31, 2015, depreciation and amortization expense amounted to $224,086 as compared to $234,327 for the three months ended March 31, 2014, a decrease of $10,241.

Income from Continuing Operations before Taxes

We reported income (loss) from continuing operations of $(55,290) for the three months ended March 31, 2015 as compared to income from continuing operations of $374,605 for the three months ended March 31, 2014.

Other Income (Expense)

Other expense for the three months ended March 31, 2015 amounted to $(156,173) compared to $(281,849) for the three months ended March 31, 2014.  Other income and expense consists of other income and interest expense.

Other Income consists primarily of expense pricing discounts earned which totaled $176,649 for the three months ended March 31, 2015 and $20,989 for the three months ended March 31, 2014.

Interest expense for the three months ended March 31, 2015 amounted to $332,822 as compared to $302,838 for the three months ended March 31, 2014, an increase of $29,984.  This increase is due to the additional debt with the increase in purchase volume in 2015 and the remaining inventory on the GE floor plan agreement.

Net Income

Our net income was $4,531 for the three months ended March 31, 2015 as compared to net income of $194,347 for the three months ended March 31, 2014.

Assets and Liabilities

Assets were $32,486,992 as of March 31, 2015.  Assets consisted of cash of $210,791, accounts receivable of $6,402,944, inventory of $15,668,718, current portion of notes receivable of $25,525, prepaid expense of $776,109, short-term deferred tax asset of $448,877, long-term deferred tax asset of $194,669, property and equipment of $1,933,196, intangible assets of $6,146,452, long term notes receivable of $80,086, and other non-current assets of $599,625.  Liabilities were $27,485,540 as of March 31, 2015. Liabilities consisted primarily of accounts payable of $2,092,768, cash overdraft of $187,089, customer deposits and deferred revenue of $865,331, line of credit of $3,918,885, notes payable – floor plan of $11,704,519, obligation under capital leases short term of $574,800, current portion of notes payable of $389,989, related party short-term notes payable of $364,659, long-term capital leases of $604,081, long-term notes payable of $3,550,136, related party long-term notes payable of $1,471,823, and other current liabilities of $1,761,460.

Stockholders’ Equity

Stockholders’ equity was $5,001,452 as of March 31, 2015.  Stockholder’s equity consisted primarily of shares issued for acquisitions, fundraising, employee compensation, and settlement of services totaling $7,968,835, offset primarily by the deficit of $2,967,383 at March 31, 2015.

The results of operations presented on a historical comparative basis require consideration in the nature of the change in business activity and the acquisition of business entities in 2013.  Any such comparison requires a careful examination of the change in the nature of the Company’s business activity in conjunction with numerical comparisons of year-to-year results.

Liquidity and Capital Resources

General – Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014	$ Change	% Change
Working capital surplus	$1,673,464	$1,951,855	$(278,391)	(14.3)

Cash	210,791	509,924	(299,133)	(58.7)
Accounts receivable, net	6,402,944	9,006,558	(2,603,614)	(28.9)
Inventory	15,668,718	16,641,806	(973,088)	(5.8)
Total current assets	$23,532,964	$27,236,379	$(3,703,415)	(13.6)
Property and equipment, net	1,933,196	2,041,141	(107,945)	(5.3)
Intangible assets, net	6,146,452	6,153,118	(6,666)	(0.1)
Total assets	$32,486,992	$36,305,547	$(3,818,555)	(10.5)

Accounts payable and accrued liabilities	$2,092,768	$2,842,626	$(749,858)	(26.4)
Cash overdraft	187,089	—	187,089	100.0
Customer deposits and deferred revenue	865,331	465,167	400,164	86.0
Line of credit	3,918,885	2,738,878	1,180,007	43.1
Note Payable – Floor Plan	11,704,519	15,584,949	(3,880,430)	(24.9)
Current portion of capital leases	574,800	434,142	140,658	32.4
Notes payable-current	389,989	402,546	(12,557)	(3.1)
Notes payable, related party-current	364,659	359,579	5,080	1.4
Total current liabilities	$21,859,500	$25,284,524	$(3,425,024)	(13.5)
Capital lease obligations long term	604,081	870,176	(266,095)	(30.6)
Notes payable-long term	3,550,136	3,667,125	(116,989)	(3.2)
Notes payable, related party-long term	1,471,823	1,576,076	(104,253)	(6.6)
Total liabilities	$27,485,540	$31,397,901	$(3,912,361)	(12.5)
Accumulated deficit	(2,967,383)	(2,971,914)	4,531	(0.2)
Stockholders’ equity	$5,001,452	$4,907,646	$93,806	1.9

Overall, we had a decrease in cash flows of $299,133 in the three months ending March 31, 2015 resulting from cash provided by operating activities of $2,683,109 and cash used in investing activities of $114,752, and cash used in financing activities of $2,867,490.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
	2015	2014
Cash at beginning of period	$509,924	$150,313
Net cash provided by (used in) operating activities	2,683,109	2,181,549
Net cash (used in) investing activities	(114,752)	(44,875)
Net cash provided by financing activities	(2,867,490)	(1,377,983)
Cash at end of period	$210,791	$909,004

Net cash provided by operating activities was $2,683,109 for the three months ended March 31, 2015. For the three months ended March 31, 2015, we had net income of $4,531, non-cash items such as depreciation and amortization expense of $224,086, stock-based compensation of $89,275, loss on disposal of property of 13,812, the changes in operating assets and liabilities of $2,351,405.  The changes in operating assets and liabilities were primarily due to increases customer deposits and deferred revenue of 400,164, decreases in accounts receivable of $2,603,614, and inventory of $973,088; offset partially by the increase in prepaid expenses of $172,410, other assets of $8,016, accounts payable and accrued expenses of $749,858, and other current liabilities of $695,177.

Net cash provided by operating activities was $2,181,549 for the three months ended March 31, 2014. For the three months ended March 31, 2014, we had net income of $194,347, non-cash items such as depreciation and amortization expense of $234,327 and stock-based compensation of $34,607, and the changes in operating assets and liabilities of $1,718,268.  The changes in operating assets and liabilities were primarily due to decreases in inventory of $590,726, accounts payable and accrued expenses of $512,254, customer deposits and deferred revenue of $872, other current liabilities of $381,162, other assets of $18,035, and accounts receivable of $364,811, offset partially by the increases in prepaid expenses of $149,592.

Net cash used in investing activities for the three months ended March 31, 2015 was $114,752 which consists primarily of purchases of fixed assets of $123,287 offset by proceeds from notes receivable of $8,535.  Net cash used in investing activities for the three months ended March 31, 2014 was $44,875.

Net cash used by financing activities for the three months ended March 31, 2015 was $2,867,490. This consisted of principal and interests payments under capital lease obligations of $125,437, repayments of related party notes payable of $99,173, net draws and repayments on our floor plan of $3,880,430, and repayments on our notes payable of $129,546, offset partially by net draws and repayments on our line of credit of $1,180,007 and the cash overdraft of $187,089.

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

At March 31, 2015 we had a working capital surplus (current assets in excess of current liabilities) of $1,673,464 and accumulated deficit of $(2,967,383).

Financing – We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt and floor plan payment requirements, and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors” in our annual report on Form 10-K), and there can be no assurance that we will not require additional funding in the future.

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

Vehicle Floorplans and Lines of Credit – Vehicle floorplans and line of credit reflect the amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with our corresponding manufacturers.  Changes in our vehicle floorplan and credit lines are reported in the financing cash flow section.  Below is a listing of our gross usage and payments on the company’s floorplan and credit lines for the three months ended March 31, 2015 and 2014:

For the three months ended March 31, 2015:

Facility	Additions	Payments	Net Usage Inc (Dec)
Floor plan	$8,751,989	$12,632,419	$(3,880,430)
Line of credit	8,322,572	7,142,565	1,180,007
Total	$17,074,561	$19,774,984	$(2,700,423)

For the three months ended March 31, 2014:

Facility	Additions	Payments	Net Usage Inc (Dec)
Floor plan	$10,751,664	$10,271,136	$480,528
Line of credit	—	1,374,333	(1,374,333)
Total	$10,751,664	$11,645,469	$(893,805)

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

With respect to the quarter ended March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the period ending March 31, 2015, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hasco Medical, Inc.

By: /s/ Hal Compton, Jr.
May 14, 2015	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Shane Jorgenson
May 14, 2015	Shane Jorgenson
Chief Financial Officer, principal financial and accounting officer