Form 10-Q
period 2015-06-30
HASCO Medical, Inc.
filed 2015-08-13
CIK 1131675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number:  000-52422

Hasco Medical, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0924471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16800 Dallas Parkway, Ste 200, Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (214) 302-0930

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

1,007,787,161 shares of common stock were issued and outstanding as of July 28, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hasco Medical, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30,
	2015	December 31,
	(unaudited)	2014

Assets
Current assets
Cash	$321,033	$509,924
Accounts receivable, net of allowance for doubtful accounts of $283,728 and $752,624, respectively	7,412,816	9,006,558
Inventory, net of inventory reserve of $124,999 and $109,993 respectively	19,643,382	16,641,806
Deferred tax asset, short term	448,877	448,877
Current portion of note receivable	25,530	25,515
Prepaid expenses and other current assets	753,159	603,699
Total current assets	28,604,797	27,236,379

Property & equipment, net of accumulated depreciation of $2,217,640 and $1,940,549, respectively	1,789,602	2,041,141
Intangible assets, net of accumulated amortization of $44,441 and $31,108, respectively	6,139,785	6,153,118
Deferred tax asset, long term	194,669	194,669
Note receivable, net of current portion	75,760	88,631
Other non-current assets	591,075	591,609
Total Assets	$37,395,688	$36,305,547

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,970,483	$2,842,626
Cash overdraft	143,588	—
Customer deposits and deferred revenue	1,094,713	465,167
Line of credit	4,031,613	2,738,878
Note payable - floor plan	14,780,714	15,584,949
Obligation under capital leases	620,953	434,142
Current portion of notes payable	395,034	402,546
Current portion note payable, related party	369,525	359,579
Other current liabilities	1,921,151	2,456,637
Total current liabilities	26,327,774	25,284,524

Obligation under capital leases, net of current portion	464,725	870,176
Notes payable, net of current portion	3,448,680	3,667,125
Notes payable to related party, net of current portion	1,378,559	1,576,076
Total liabilities	31,619,738	31,397,901

Stockholders’ Equity
Preferred stock, $0.001 par value, 3,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares authorized; and 1,007,787,161 and 1,004,210,973 shares issued and outstanding, respectively	1,007,787	1,004,210
Additional paid-in capital	6,991,506	6,875,350
Accumulated deficit	(2,223,343)	(2,971,914)
Total stockholders’ equity	5,775,950	4,907,646

Total Liabilities and Stockholders’ Equity	$37,395,688	$36,305,547

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months ended June 30,
	2015	2014

Product sales	$23,542,058	$19,656,944
Rental revenue	330,937	312,593
Service and other	3,671,496	4,022,638
Total net revenues	27,544,491	23,992,175

Cost of sales	21,277,014	18,869,736

Gross profit	6,267,477	5,122,439

Operating expenses:
Selling and marketing	1,100,160	1,017,177
General and administrative	3,489,740	3,329,271
Amortization and depreciation	222,040	287,855
Total operating expenses	4,811,940	4,634,303

Income from operations	1,455,537	488,136

Other income	49,448	54,996
Interest expense	(314,880)	(248,549)
Total other income (expense)	(265,432)	(193,553)

Income from continuing operations before income taxes	1,190,105	294,583

Provision for income taxes	446,065	88,557

Income from continuing operations	744,040	206,026

Gain from discontinued operations, net of income tax	—	54,227

Net income	744,040	260,253

Earnings per share:
Basic and dilutive-continuing operations	$0.00	$0.00
Basic and dilutive-discontinued operations	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	1,006,781,119	997,706,194

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Six Months Ended June 30,
	2015	2014

Product sales	$39,328,455	$36,113,894
Rental revenue	730,261	557,598
Service and other	6,947,520	7,874,956
Total net revenues	47,006,236	44,546,448

Cost of sales	36,124,376	34,194,764

Gross profit	10,881,860	10,351,684

Operating expenses:
Selling and marketing	1,968,638	1,970,701
General and administrative	6,910,675	6,681,031
Amortization and depreciation	446,126	561,588
Total operating expenses	9,325,439	9,213,320

Income from operations	1,556,421	1,138,364

Other income	226,096	37,156
Interest expense	(647,702)	(520,632)
Total other income (expense)	(421,606)	(483,476)

Income from continuing operations before income taxes	1,134,815	654,888

Provision for income taxes	386,244	258,966

Income from continuing operations	748,571	395,922

Gain from discontinued operations, net of income tax	—	58,678

Net income	748,571	454,600

Earnings per share:
Basic and dilutive-continuing operations	$0.00	$0.00
Basic and dilutive-discontinued operations	$0.00	$0.00

Weighted average shares outstanding:
Basic and dilutive	1,006,512,196	997,324,412

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the six months Ended June 30,
	2015	2014

Cash Flows from operating activities:
Net income	$748,571	$454,600
Adjustment to reconcile net income to net cash used in operations:
Depreciation and amortization	446,126	561,892
Stock based compensation	119,275	53,608
Loss on disposal of property and equipment	13,812	14,723
Gain on disposition of subsidiary	—	(93,859)
Deferred tax asset	—	10,718
Changes in assets and liabilities:
Accounts receivable	1,593,742	(1,118,098)
Inventory	(3,001,576)	(1,842,741)
Prepaid expenses	(149,460)	(92,653)
Other assets	534	28,356
Accounts payable and accrued expenses	127,857	898,376
Customer deposits and deferred revenue	629,546	(4,246)
Other liabilities	(535,486)	800,412
Net cash used in operating activities	(7,059)	(328,912)

Cash Flows from investing activities:
Purchase of property and equipment	(195,066)	(84,902)
Proceeds from note receivable	12,856	—
Net cash used in investing activities	(182,210)	(84,902)

Cash Flows from financing activities:
Proceeds from floor plan financing	23,507,270	25,938,133
Repayments of floor plan financing	(24,311,505)	(24,287,934)
Proceeds from line of credit	16,136,503	1,195,614
Repayments of line of credit	(14,843,768)	(1,453,732)
Repayments of note and loan payables	(225,957)	(183,197)
Repayments of loans payables – related party	(187,571)	(140,011)
Principal payments under capital lease obligations	(218,640)	(178,489)
Cash overdraft	143,588	(78,376)
Proceeds from issuance of common stock	458	2,000
Net cash provided by financing activities	378	814,008

Net change in cash	(188,891)	400,194
Cash at beginning of period	509,924	150,313
Cash at end of period	$321,033	$550,507

Supplemental disclosures of cash flow information
Cash paid for:
Income Taxes	$600,000	$—
Interest	$647,607	$520,632
Non-Cash transactions:
Loan payments made through issuance of common stock	$—	$41,366
Note receivable from sale of business entity	—	124,618
Vehicles purchased through capital lease	$—	$302,928

See accompanying notes to unaudited consolidated financial statements

Hasco Medical, Inc. & Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hasco Medical, Inc., formerly BBC Graphics of Palm Beach Inc., was incorporated in May 1999 under the laws of the State of Florida. Through a series of transactions, BBC Graphics of Palm Beach, Inc. (at the time an inactive corporation) became Hasco Medical, Inc. (Hasco).  Concurrently, Hasco Medical, Inc. acquired Southern Medical & Mobility.  In May, 2011, Hasco acquired Mobility Freedom, Inc. and Wheelchair Vans of America.  In November, 2011, Hasco acquired Certified Medical Systems II (Certified Medical).  A more detailed description of these transactions is contained in our 10-K filing with the Securities and Exchange Commission for the period ended December 31, 2013. On September 1, 2012, Hasco Medical, Inc. completed the acquisition of Ride-Away Handicap Equipment Corp. (Ride-Away), a closely-held New Hampshire corporation.  On September 4, 2013, Hasco Medical, Inc. completed the acquisition of Auto Mobility Sales, Inc. (Auto Mobility).

Services and Products

Historically, our operations were focused on the provision of a diversified range of home health care services and products.  Following our May 2011 acquisition of Mobility Freedom, our September 2012 acquisition of Ride-Away and our September 2013 acquisition of Auto Mobility Sales, our operations are conducted within one major business unit:

•

Modified Mobility Vehicles – conducts sales of handicap accessible vans, parts and services as well as the rental of such vehicles.  This segment consists of Ride-Away Handicap Equipment Corp. which has thirteen (13) locations from Maine to Florida, Mobility Freedom Inc. which has five (5) locations in Florida and includes “Wheelchair Vans of America” operating our van rental operations, and Auto Mobility Sales, Inc. d/b/a Ride-Away, which has two (2) locations in Florida.

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

Our corporate headquarters and principal corporate operations are conducted in Dallas, Texas. We also house a portion of our corporate operations in Londonderry, New Hampshire.

Modified Mobility Vehicles

Ride-Away, Mobility Freedom and Auto Mobility serve individuals with physical limitations that need specialty equipment in order to safely operate their vehicle.  We also provide products for families and care-givers with transport requirements for those under care. In certain circumstances both the van itself and its specialty equipment is paid for directly by a federal or state agency.  For the periods ended June 30, 2015 and 2014, approximately 18% and 27%, respectively, of the Modified Mobility Vehicles segments revenue was derived from veterans receiving benefits from the United States Department of Veterans Affairs (the “VA”).  Mobility Freedom and Ride-Away are both a VA and Vocational Rehabilitation (VR) certified vendors in all the states in which we operate. Ride-Away has thirteen corporate owned stores which are located in Beltsville, MD, East Hartford, CT, Essex Junction, VT, Gray, ME, Londonderry, NH, Norfolk, VA, Norristown, PA, North Attleboro, MA, Norwood, MA, Richmond, VA, Tampa, FL, Brooklyn, NY, and Parkville, MD.  Mobility Freedom has five corporate owned stores located in Orlando, Largo, Clermont, Bunnell and Ocala, Florida.  Auto Mobility Sales has locations in Fort Lauderdale and Lake Worth, Florida.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2015 and the consolidated statements of operations, and cash flows for the three month and six month periods ended June 30, 2015 and 2014 of Hasco Medical Inc. (“Hasco” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the December 31, 2014, Hasco Medical Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended June 30, 2015 are not necessarily indicative of the result to be expected for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  From time to time and for the three month periods ended June 30, 2015 and December 31, 2014, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates, at least annually, the rating of the financial institution in which it holds deposits.

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

Earnings per Share

Earnings per common share are calculated under the provisions of ASC 260. The accounting standard requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding if they would be anti-dilutive. There were no stock options which could potentially dilute earnings per share for the periods ended June 30, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted income per share:

	For The Six Months ended June 30,		For The Three Months ended June 30,
	2015	2014	2015	2014

Net income	$748,571	$454,600	$744,040	$260,253

Basic weighted average outstanding shares of common stock	1,006,512,196	997,324,412	1,006,781,119	997,706,194
Diluted weighted average common stock	1,006,512,196	997,324,412	1,006,781,119	997,706,194

Earnings per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The number of outstanding shares of our common stock as of June 30, 2015 was 1,007,787,161.

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2015 (unaudited)%		December 31, 2014%

Trade receivables	$3,451,475	44.8	$4,457,010	45.7
Government receivables	4,245,069	55.2	5,302,172	54.3
	7,696,544	100.0	9,759,182	100.0
Less: allowances for doubtful accounts	(283,728)		(752,624)
Total	$7,412,816		$9,006,558

Trade receivables represent amounts due for van sales, van rentals, and medical supplies that have been delivered or sold. Government receivables represent receivables from the VA and other Government bodies related to van sales and rentals listed above.  The Company does not bill Medicare or Medicaid for any vehicle-related sales or service.

NOTE 3 – INVENTORY

Inventory consists of the following:

	June 30, 2015 (unaudited)	December 31, 2014

Vehicles	$18,088,877	$15,254,709
Work in Process	526,902	474,850
Equipment and supplies	1,152,602	1,022,240
Inventory reserve	(124,999)	(109,993)
	$19,643,382	$16,641,806

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		June 30,
	Estimated	2015	December 31,
	Life	(unaudited)	2014

Building improvements	Varies	$968,474	$949,478
Office furniture and equipment	5 years	284,111	306,331
Rental equipment	13-36 months	663,836	581,245
Vehicles	5 years	231,060	161,786
Capitalized leases	Varies	1,859,761	1,982,850
Total		4,007,242	3,981,690
Accumulated depreciation		(2,217,640)	(1,940,549)
Net		$1,789,602	$2,041,141

For the three months and six months ended June 30, 2015 and 2014 depreciation expense amounted to $215,373 and $276,824, and $432,793 and $539,526, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

		June 30,
	Estimated	2015	December 31,
	Life	(unaudited)	2014
Goodwill related to acquisition of Mobility Freedom	Indefinite	1,641,303	1,641,303
Goodwill related to acquisition of Ride-Away	Indefinite	1,888,710	1,888,710
Trade name related to acquisition of Mobility Freedom	Indefinite	400,000	400,000
Trade name related to acquisition of Ride-Away	Indefinite	990,000	990,000
Primary market area related to acquisition of Mobility Freedom	Indefinite	280,000	280,000
Primary market area related to acquisition of Ride-Away	Indefinite	470,000	470,000
Goodwill related to acquisition of Auto Mobility Sales	Indefinite	284,213	284,213
Primary market area related to acquisition of Auto Mobility Sales	Indefinite	150,000	150,000
Non-compete agreements area related to acquisition of Auto Mobility Sales	3 years	80,000	80,000
Subtotal		6,184,226	6,184,226
Accumulated amortization		(44,441)	(31,108)
Total		$6,139,785	$6,153,118

For the three months and six months ended June 30, 2015 and 2014 amortization expense were $6,667 and $11,031, and $13,333 and 22,062, respectively.

NOTE 6 – NOTES PAYABLE AND DEBT

Revolving Line of Credit

On October 31, 2013, the Company renewed its Commercial Note agreement with a bank for advances of funds for working capital purposes under a line of credit arrangement for $8,000,000 with an interest calculation of the prime rate plus 0.25% which reflected an interest rate of 3.50% as of June 30, 2015.  The agreement is secured against all property of the borrowers assets, on demand with an annual review as of December 31, 2014 and expires on October 31, 2016.  Payments due are interest only and the interest rate varies based on the Company’s leverage ratio.  The balance of the line of credit was $4,031,613 at June 30, 2015 and $2,738,878 at December 31, 2014.

Acquisitions Term Loan Draw Facility

On February 27, 2015, the Company contracted with a bank for a term loan draw facility to be used solely as an acquisitions line of credit.  Borrowing on this agreement is up to $1,000,000 for up to 50% of the acquisition amount of any US company in the Modified Mobility Vehicle industry.  These draws will be charged 6% interest per annum, at the one (1) year anniversary date of each given draw amount, a 48 month term loan is then granted at the same 6% interest amount and the facility is renewed to the full $1,000,000 availability.  This agreement expires on March 27, 2020.  The note balance of this facility was $0 as of June 30, 2015.

Note Payable – Floor Plan

The Company has a floor plan line of credit with General Electric Credit Corporation with a maximum borrowing capacity of $11,250,000 for Ride-Away, $3,850,000 for Mobility Freedom, and $1,750,000 for Auto Mobility Sales at June 30, 2015.  The borrowing capacity was increased by $5 million on May 20, 2014.  Amounts borrowed for vehicles under this line bear no interest for 60 days and then bear interest at the 90 day LIBOR plus 6.0% for Ride-Away and at the 90 day LIBOR plus 5.5% for Mobility Freedom and Auto Mobility Sales.  The loan balance on the vehicle is due when the vehicle is fully funded or paid by the customer.  If the vehicle is not fully funded or paid within nine months of being purchased by the Company and funded by the floor plan, a graduated percentage of the balance is due with the entire balance due at twelve months. The note is secured by the vehicles financed. At June 30, 2015 and December 31, 2014, the Company had $14,780,714 and $15,584,949 respectively, outstanding under these lines.

With the discretionary nature of this loan agreement, the Lender or the Company can terminate this agreement with a sixty (60) day written notice at any time.

Installment Debt

Installment debts consist of the following:

	June 30, 2015 (unaudited)	December 31, 2014

Vehicle Note Payable, dated August 18, 2011, vehicle financing arrangement for tow truck, original amount of $47,124, 5 years (60 months), 0% interest rate, commenced October 1, 2011, matures on October 1, 2016, monthly installment payments of $785	$10,210	$14,923

Note Payable, dated May 13, 2011, issued for the acquisition of Mobility Freedom, original amount of $2 million, fifteen years (180 months), 6% interest rate, commenced August 1, 2011, matures on July 1, 2026, monthly installment payments of $16,877 secured by grantee from the majority shareholder of Mobility Freedom	1,627,962	1,679,480

Note Payable to related party, dated May 13, 2011, associated with the acquisition of Mobility Freedom, original amount of $2 million, ten years (120 months), 5% interest rate, commenced August 1, 2011, matures on July 1, 2021, monthly installment payments of $22,204	1,317,180	1,415,737

Note Payable, dated November 16, 2011, issued for the acquisition of Certified Auto, original amount of $50,000, four years (16 quarters), 0% interest rate, commenced January 16, 2012, matures on November 16, 2015, quarterly installment payments of $3,125	—	18,660

Note Payable, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $3,000,000, ten years (120 months), 5% interest rate, commences September 1, 2012, matures on May 2, 2022, monthly installment payments of $31,820. Note is with the former owner of Ride-Away	2,206,327	2,356,573

Note payable to related party, dated March 1, 2012, issued for the acquisition of Ride-Away, original amount of $500,000, five years (60 months), 6% interest rate, commenced April 1, 2012, matures March 1, 2017, monthly installment payments of $9,685	192,665	244,010

Promissory Note payable to a related party, dated September 4, 2014, issued for the acquisition of Auto Mobility Sales, original amount of $210,000, five years (60 months), 5% interest rate, commenced November 1, 2014, matures October 1, 2018, monthly installment payments of $3,963	142,366	165,565

Promissory Note payable to a related party, dated September 4, 2014, issued for the acquisition of Auto Mobility Sales, original amount of $140,000, five years (60 months), 5% interest rate, commenced November 1, 2014, matures October 1, 2018, monthly installment payments of $2,642	95,088	110,378

Total installment debt	5,591,798	6,005,326

Current portion of installment debt, notes payable	764,559	762,125
Long-term portion	$4,827,239	$5,243,201

NOTE 7 – STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2015, 999,998 shares of common stock valued at $30,000 were issued to key employees as employee compensation and $458 were proceeds from the sale of stock.

NOTE 8 – CONTINGENCIES

Company operations involve the handling and disposal of waste and hazardous material within a highly regulated oversight structure.  The Company is subjected to inspections by OSHA and other regulatory bodies.  Management believes that there are no current regulatory claims that would have a material effect on the Company’s financial position or results of operations.

NOTE 9 – INCOME TAXES

Prior to its acquisition in September 2008 by HASCO Holdings, LLC, the Company was an S Corporation.  Beginning in September 2008 the Company’s tax status changed to a C Corporation.  The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of June 30, 2015 and 2014, the Company had no loss carry forwards available to reduce its future federal taxable income.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for income for continuing operations for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
Expected federal income tax expense (34%)	$385,837	$218,412
State tax expense, net of federal tax effect	45,373	23,944
Deferred taxes	—	(10,718)
Other	(44,966)	27,328
	386,244	258,966
Change in valuation allowance	—	—
Net income tax expense	$386,244	$258,966

NOTE 10 – DIVESTITURE OF CERTIFIED MEDICAL

On June 30, 2014 the Company entered into an agreement with a related party and completed the sale of its Certified Medical business in exchange for a note receivable in the amount of $124,618.  In connection with the sale, the Company recognized a gain of $92,653. In accordance with ASC 205-20, the results of operations for the Home Healthcare business segment through June 30, 2015, and for all applicable prior periods, are reported as discontinued operations.  For the three months ended June 30, 2015, income or loss from discontinued operations from Certified Medical was $0.

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

NOTE 11 – SUBSEQUENT EVENTS

On July 30, 2015, Hasco Medical completed the acquisition of Access2Life – Waco, Texas pursuant to an Asset Purchase Agreement, dated as of July 30, 2015. The Access2Life location is now a wholly-owned subsidiary of Hasco Medical and will operate under the Ride-Away, Inc name. Under the terms of the Asset Purchase Agreement, Hasco paid $238,108 in cash for all assets of Access2Life - Waco. The purchase price was calculated as $103,108 for total assets and $135,000 for intangible assets – goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table provides an overview of certain key factors of our results of continuing operations for the three months ended June 30, 2015 as compared to June 30, 2014:

	Three Months Ended June 30,
	2015	2014
Net revenues	$27,544,491	$23,992,175
Cost of sales	21,277,014	18,869,736
Operating expenses:
Selling and marketing	1,100,160	1,017,177
General and administrative	3,489,740	3,329,271
Amortization and depreciation	222,040	287,855
Total operating expenses	4,811,940	4,634,303
Income from operations	1,455,537	488,136
Total other income (expenses)	(265,432)	(193,553)
Provision for income taxes	446,065	88,557
Income from continuing operations	744,040	206,026
Income from discontinued operations	—	54,227
Net income from continuing operations	$744,040	$260,253

Other Key Indicators:

	Three Months Ended June 30,
	2015	2014
Cost of sales as a percentage of revenues	77.2%	78.6%
Gross profit margin	22.8%	21.4%
General and administrative expenses as a percentage of revenues	12.7%	13.9%
Total operating expenses as a percentage of revenues	17.5%	19.3%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Three Months ended June 30,
	2015	2014
Product Sales	$23,542,058	$19,656,944
Rental Revenue	330,937	312,593
Service and other	3,671,496	4,022,638
Total Net Revenues	$27,544,491	$23,992,175

Three Months ended June 30, 2015 and 2014

Net Revenues

For the three months ended June 30, 2015, we reported revenues of $27,544,491 as compared to revenues of $23,992,175 for the three months ended June 30, 2014, an increase of $3,552,316 or approximately 14.8% over prior year.  This increase is due to the establishment and implementation of a Commercial Sales department and team within the Hasco companies which resulted in a significant increase in product sales through commercial customers and increased demand in this quarter due to inclement weather in the first quarter.

Product sales for the three months ended June 30, 2015 and 2014 amounted to $23,542,058 and $19,656,944, respectively, an increase of $3,885,114 or 19.8%.  This increase is due to the establishment and implementation of a Commercial Sales department and team within the Hasco companies which resulted in a significant increase in product sales through commercial customers and increased demand in this quarter due to inclement weather in the first quarter.  Rental revenue for the three months ended June 30, 2015 and 2014 amounted to $330,937 and 312,593, respectively, an increase of $18,344 or 5.9%.  Service and other revenue for the three months ended June 30, 2015 and 2014 amounted to $3,671,496 and $4,022,638, respectively, a decrease of $351,142 or 8.7%.

Product sales comprise approximately 83.7% of the Company’s sales for the three months ended June 30, 2015 compared to 81.9% in the same period of 2014.

Cost of Sales

Our cost of sales consists of products purchased for resale, and service parts and labor. For the three months ended June 30, 2015, cost of sales was $21,277,014, or approximately 77.2% of revenues, compared to $18,869,736, or approximately 78.6% of revenues, for the three months ended June 30, 2014. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the increase in revenue.

We have a single vendor that represents 39% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our results of operations.

Gross Profit

Overall gross profit percentage increased to 22.8% for the three months ended June 30, 2015 from 21.4 % for the three months ended June 30, 2014 due to an increase in service margin from additions of ancillary items to vehicles in order to customize the driving experience.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 17.5% for the three months ended June 30, 2015 from 19.3% for the three months ended June 30, 2014.  These changes include:

Selling and Marketing Expense. For the three months ended June 30, 2015, selling and marketing costs were $1,100,160 and $1,017,117 for the three months ended June 30, 2014. The increase was due to the increase in marketing, advertising and print advertising programs initiatives, primarily in the Modified Mobility Vehicle operations.

General and Administrative Expense. For the three months ended June 30, 2015, general and administrative expenses were $3,489,740 as compared to $3,329,271 for the three months ended June 30, 2014, an increase of $160,469. The increase is due to the opening of the new Miami location and increases in benefit programs such as 401K.

Depreciation and Amortization Expense. For the three months ended June 30, 2015, depreciation and amortization expense amounted to $222,040 as compared to $287,855 for the three months ended June 30, 2014, a decrease of $65,815.

Income from Continuing Operations before Taxes

We reported income from continuing operations of $1,190,105 for the three months ended June 30, 2015 as compared to income from continuing operations of $294,593 for the three months ended June 30, 2014.

Other Income (Expense)

Other expense for the three months ended June 30, 2015 amounted to $265,432 compared to $193,553 for the three months ended June 30, 2014. Other income and expense consists of Other Income and Interest Expense.

Other Income consists primarily of expense pricing discounts earned which totaled $49,448 for the three months ended June 30, 2015 and $54,996 for the three months ended June 30, 2014.

Interest expense for the three months ended June 30, 2015 amounted to $314,880 as compared to $248,549 for the three months ended June 30, 2014, an increase of $66,331.  This increase is due to the additional debt with the increase in purchase volume and the remaining inventory on the GE floor plan agreement.

Net Income

Our net income was $744,040 for the three months ended June 30, 2015 as compared to net income of $260,253 for the three months ended June 30, 2014.

Assets and Liabilities

Assets were $37,395,688 as of June 30, 2015.  Assets consisted of cash of $321,033, accounts receivable of $7,412,816, inventory of $19,643,382, current portion of notes receivable of $25,530, prepaid expense of $753,159, short-term deferred tax asset of $448,877, long-term deferred tax asset of $194,669, property and equipment of $1,789,602, intangible assets of $6,139,785, long term notes receivable of $75,760, and other non-current assets of $591,075.  Liabilities were $31,619,738 as of June 30, 2015 and consisted primarily of accounts payable of $2,970,483, customer deposits and deferred revenue of $1,094,713, cash overdraft of 143,588, line of credit of $4,031,613, notes payable – floor plan of $14,780,714, obligation under capital leases short term of $620,953, current portion of notes payable of $395,034, related party short-term notes payable of $369,525, long-term capital leases of $464,725, long-term notes payable of $3,448,680, related party long-term notes payable of $1,378,559, and other current liabilities of $1,921,151 which includes income taxes payable of $843,813.

Stockholders’ Equity

Stockholders’ equity was $5,775,950 as of June 30, 2015.  Stockholder’s equity consisted primarily of shares issued for acquisitions, fundraising, employee compensation, and settlement of services totaling $7,999,293, offset primarily by the deficit of $2,223,343 at June 30, 2015.

The results of operations presented on a historical comparative basis require consideration in the nature of the change in business activity.  Any such comparison requires a careful examination of the change in the nature of the Company’s business activity in conjunction with numerical comparisons of year-to-year results.

The following table provides an overview of certain key factors of our results of continuing operations for the six months ended June 30, 2015 as compared to June 30, 2014:

	Six Months Ended June 30,
	2015	2014
Net revenues	$47,006,236	$44,546,448
Cost of sales	36,124,376	34,194,764
Operating expenses:
Selling and marketing	1,968,638	1,970,701
General and administrative	6,910,675	6,681,031
Amortization and depreciation	446,126	561,588
Total operating expenses	9,325,439	9,213,320
Income from operations	1,556,421	1,138,364
Total other income (expense)	(421,606)	(483,476)
Provision for (benefit from) income taxes	386,244	258,966)
Net income from continuing operations	$748,571	$395,922

Other Key Indicators:

	Six Months Ended June 30,
	2015	2014
Cost of sales as a percentage of revenues	76.9%	76.8%
Gross profit margin	23.1%	23.2%
General and administrative expenses as a percentage of revenues	14.7%	15.0%
Total operating expenses as a percentage of revenues	19.8%	20.7%

The following table provides comparative data regarding the source of our net revenues in each of these periods:

	Six Months ended June 30,
	2015	2014
Product Sales	$39,328,455	$36,113,894
Rental Revenue	730,261	557,598
Service and other	6,947,520	7,874,956
Total Net Revenues	$47,006,236	$44,546,448

Six Months ended June 30, 2015 and 2014

Net Revenues

For the six months ended June 30, 2015, we reported revenues of $47,006,236 as compared to revenues of $44,546,448 for the six months ended June 30, 2014, an increase of $2,459,788 or approximately 5.5%.  The increase is due to the increase in private pay business for van sales and the acquisition of Auto Mobility Sales.

Product sales for the six months ended June 30, 2015 and 2014 amounted to $39,328,455 and $36,113,894, respectively, an increase of $3,214,561 or 8.9%.  Rental revenue for the six months ended June 30, 2015 and 2014 amounted to $730,261 and $557,598, respectively, an increase of $172,663 or 31.0%.  Service and other revenue for the six months ended June 30, 2015 and 2014 amounted to $6,947,520 and $7,874,956, respectively, a decrease of $927,436 or 11.8%.  The increase in product sales is due to the establishment and implementation of a Commercial Sales department and team within the Hasco companies which resulted in a significant increase in product sales through commercial customers.

Product sales comprise approximately 83.7% of the Company’s sales for the six months ended June 30, 2015 compared to 81.1% in the same period of 2014.

Cost of Sales

Our cost of sales consists of products purchased for resale, and service parts and labor. For the six months ended June 30, 2015, cost of sales was $36,124,376, or approximately 76.9% of revenues, compared to $34,194,764, or approximately 76.8% of revenues, for the six months ended June 30, 2014. The overall increase of cost of sales for our Modified Mobility Vehicle operations is due to the increase in revenue.

We have a single vendor that represents 37% of our Cost of Sales.  Our relationship with this vendor is excellent and we do not anticipate any change in the status of that relationship.  Should there be any such change; management believes that substantially similar products are available from other competitive vendors at terms that will not have a substantial effect on our financial condition.

Gross Profit

Overall gross profit percentage decreased to 23.1% for the six months ended June 30, 2015 from 23.2% for the six months ended June 30, 2014.  The slight decrease is a direct correlation to the decrease in Service revenues and the increase in the lower margin Commercial sales.

Total Operating Expense

Total operating expenses decreased as a percentage of revenues to 19.8% for the six months ended June 30, 2015 from 20.7% for the six months ended June 30, 2014.  These changes include:

Selling and Marketing Expense.  For the six months ended June 30, 2015, selling and marketing costs were $1,968,638 and $1,970,701 for the six months ended June 30, 2014 a decrease of $2,063. The decrease was due to various small cost adjustments throughout the 6 months.

General and Administrative Expense. For the six months ended June 30, 2015, general and administrative expenses were $6,910,675 as compared to $6,681,031for the six months ended June 30, 2014, an increase of $229,644. The increase is due to the additional rent and professional fees associated with the acquisition of business entities in 2014, additional personnel associated with the opening of Parkville, MD and Miami, Fl., and additions of staff in the accounting and sales departments as well as fully staffing the locations with management and sales personnel.

Depreciation and Amortization Expense.  For the six months ended June 30, 2015, depreciation and amortization expense amounted to $446,126 as compared to $561,588 for the six months ended June 30, 2014, a decrease of $115,469.  The decrease is due to the strategic move of our rental fleet from our capital lease obligation financing to our more conventional line of credit financing.

Income from Continued Operations

We reported income from operations of $1,556,421 for the six months ended June 30, 2015 as compared to income from operations of $1,138,364 for the six months ended June 30, 2014.

Other Income (Expense)

Other Income (Expense) for the six months ended June 30, 2015 amounted to $(421,606) compared to $(483,476) for the six months ended June 30, 2014.  Other income and expense consists of Other Income and Interest Expense.

Other Income consists of discounts earned and totaled $226,096 for the six months ended June 30, 2015 and $37,156 for the six months ended June 30, 2014 an increase of $188,940.

Interest expense for the six months ended June 30, 2015 amounted to $(647,702) as compared to $(520,632) for the six months ended June 30, 2014, an increase of $127,070.  This increase is due to the additional debt with the increase in purchase volume and the remaining inventory on the GE floor plan agreement.

Net Income

Our net income was $748,571 for the six months ended June 30, 2015 compared to net income of $454,600 for the six months ended June 30, 2014.

Liquidity and Capital Resources

General – Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides an overview of certain selected balance sheet comparisons between June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014	$ Change	% Change
Working capital surplus	$2,277,023	$1,951,855	$325,168	16.7

Cash	321,033	509,924	(188,891)	(37.0)
Accounts receivable, net	7,412,816	9,006,558	(1,593,742)	(17.7)
Inventory, net	19,643,382	16,641,806	3,001,576	18.0
Total current assets	$28,604,797	$27,236,379	$1,368,418	5.0
Property and equipment, net	1,789,602	2,041,141	(251,539)	(12.3)
Intangible assets, net	6,139,785	6,153,118	(13,333)	(0.2)
Total assets	$37,395,688	$36,305,547	$1,090,141	3.0

Accounts payable and accrued liabilities	$2,970,483	$2,842,626	$127,857	4.5
Cash overdraft	143,588	—	143,588	100.0
Customer deposits and deferred revenue	1,094,713	465,167	629,546	135.3
Line of credit	4,031,613	2,738,878	1,292,735	47.2
Note Payable – floor plan	14,780,714	15,584,949	(804,235)	(5.2)
Current portion of capital leases	620,953	434,142	186,811	43.0
Notes payable-current	395,034	402,546	(7,512)	(1.9)
Notes payable, related party-current	369,525	359,579	9,946	2.8
Total current liabilities	$26,327,774	$25,284,524	$1,043,250	4.1
Capital lease obligations long term	464,725	870,176	(405,451)	(46.6)
Notes payable-long term	3,448,680	3,667,125	(218,445)	(6.0)
Notes payable, related party-long term	1,378,559	1,576,076	(197,517)	(12.5)
Total liabilities	$31,619,738	$31,397,901	$221,837	0.7
Accumulated deficit	(2,223,343)	(2,971,914)	748,571	(25.2)
Stockholders’ equity	$5,775,950	$4,907,646	$868,304	17.7

Overall, we had a decrease in cash flows of $188,891 in the six months ending June 30, 2015 resulting from cash used in operating activities of $7,059 and cash used in investing activities of $182,210, and cash used in financing activities of $378.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,
	2015	2014
Cash at beginning of period	$509,924	$150,313
Net cash used in operating activities	(7,059)	(328,912)
Net cash used in investing activities	(182,210)	(84,902)
Net cash provided by financing activities	378	814,008
Cash at end of period	$321,033	$550,507

Net cash used in operating activities was $7,059 for the six months ended June 30, 2015. For the six months ended June 30, 2015, we had net income of $748,571, non-cash items such as depreciation and amortization expense of $446,126, stock-based compensation of $119,275, loss on disposal of property of $13,812, the changes in operating assets and liabilities of $1,334,843.  The changes in operating assets and liabilities were primarily due to increases customer deposits and deferred revenue of $629,546, increases in accounts receivable of $1,593,742, other assets of $534, and decreases in accounts payable and accrued expenses of $127,857; offset partially by the increase in prepaid expenses of $149,460, inventory of $3,001,576 , and other current liabilities of $535,486.

Net cash used in operating activities was $328,912 for the six months ended June 30, 2014. For the six months ended June 30, 2014, we had net income of $454,600, non-cash items such as depreciation and amortization expense of $561,892, stock-based compensation of $53,608, loss on disposal of property and equipment of $14,723 and change in deferred tax asset of $10,718, offset partially by the gain on the disposal of business entity of $93,859 and the changes in operating assets and liabilities of $1,319,876.  The changes in operating assets and liabilities were primarily due to increases in accounts receivable of $1,118,098, inventory of $1,842,741, prepaid expenses of $92,653, accounts payable and accrued expenses of $898,376 and other current liabilities of $800,937 offset partially by the decreases in customer deposits and deferred revenue of $4,246 and other assets of $28,356

Net cash used in investing activities for the six months ended June 30, 2015 was $182,210 which consists primarily of purchases of fixed assets of $195,066 offset by proceeds from note receivable of $12,856.  Net cash used investing activities for the six months ended June 30, 2014 was $84,902 which consists primarily of purchases of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2015 was $378. This consisted of principal and interest payments under capital lease obligations of $218,640, repayments of related party notes payable of $187,571, net draws and repayments on our floor plan of $804,235, and repayments on our notes payable of $225,957, offset partially by net draws and repayments on our line of credit of $1,292,735, proceeds from issuance of common stock of $458 and the cash overdraft of $143,588.

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

At June 30, 2015 we had a working capital surplus (current assets in excess of current liabilities) of $2,277,023 and accumulated deficit of $(2,223,343).

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

Vehicle Floorplans and Lines of Credit – Vehicle floorplans and line of credit reflect the amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with our corresponding manufacturers.  Changes in our vehicle floorplan and credit lines are reported in the financing cash flow section.  Below is a listing of our gross usage and payments on the company’s floorplan and credit lines for the three months ended June 30, 2015 and 2014:

For the six months ended June 30, 2015:

Facility	Additions	Payments	Net Usage Inc (Dec)
Floor plan	$23,507,270	$24,311,505	$(804,235)
Line of credit	16,136,503	14,843,768	1,292,735
Total	$39,643,773	$39,155,273	$488,500

For the six months ended June 30, 2014:

Facility	Additions	Payments	Net Usage Inc (Dec)
Floor plan	$25,938,133	$24,287,934	$1,650,199
Line of credit	1,195,614	1,453,732	(258,118)
Total	$27,133,747	$25,741,666	$1,392,081

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

With respect to the quarter ended June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the period ending June 30, 2015, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hasco Medical, Inc.

By: /s/ Hal Compton, Jr.
August 13, 2015	Hal Compton, Jr.,
Chief Executive Officer, principal executive officer

By: /s/ Shane Jorgenson
August 13, 2015	Shane Jorgenson
Chief Financial Officer, principal financial and accounting officer